Form 10-Q
period 2021-09-30
StoneBridge Acquisition Corp.
filed 2021-11-23
CIK 1844981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 22, 2021 there were 20,000,000 Class A ordinary shares, par value $0.0001 per share, and 5,000,000 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

STONEBRIDGE ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

		Page
PART 1 – FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

	Unaudited Condensed Balance Sheet as of September 30, 2021	1

	Unaudited Condensed Statements of Operations for the Three Months Ended September 30, 2021 and the period February 2, 2021 (inception) through September 30, 2021	2

	Unaudited Condensed Statements of Changes in Shareholders’ Equity for the Three Months Ended September 30, 2021 and period February 2, 2021 (inception) through September 30, 2021	3

	Unaudited Condensed Statement of Cash Flows for the period February 2, 2021 (inception) through September 30, 2021	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22

Item 4.	Controls and Procedures	23

PART II – OTHER INFORMATION		23

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	25

Item 6.	Exhibits	25

SIGNATURES		26

i

Stonebridge Acquisition Corporation

UNAUDITED CONDENSED BALANCE SHEET

As of September
30, 2021
ASSETS

CURRENT ASSETS
Cash	$703,380
Prepaid expenses and other current assets	581,440

Total current assets	1,284,820

OTHER ASSETS
Investments held in trust account	202,002,034

TOTAL ASSETS	$203,286,854

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$168,380
Due to affiliates	89,593

Total current liabilities	257,972

LONG-TERM LIABILITIES
Deferred underwriting fee payable	9,000,000
Derivative warrant liabilities	9,432,000

Total long-term liabilities	18,432,000

Total liabilities	18,689,973

COMMITMENTS AND CONTINGENCIES

Class A ordinary shares subject to possible redemption, $0.0001 par value, 20,000,000 shares at redemption value of $10.10 per share	202,002,034

SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A Ordinary Shares; $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding (excluding 20,000,000 shares subject to possible redemption), as of September 30, 2021	—
Class B Ordinary shares; $0.0001 par value; 20,000,000 shares authorized; 5,000,000 shares issued and outstanding as of September 30, 2021	500
Additional paid-in capital	—
Accumulated deficit	(17,405,653)

Total shareholders’ deficit	(17,405,153)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$203,286,854

The accompanying notes are an integral part of these unaudited condensed financial statements.

Stonebridge Acquisition Corporation

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

		For the period
	For the three months	February, 2021
	ended	(inception) through
	September 30, 2021	September 30, 2021
OPERATING EXPENSES
General and administrative	$412,930	$420,350
Total operating expenses	412,930	420,350

OTHER INCOME (EXPENSE)
Investment income in Trust Account	2,034	2,034
Change in fair value of warrants	10,368,000	10,368,000
Offering costs related to warrant issuance	(757,003)	(757,003)
Interest income	10	10

Total other income (expense)	9,613,041	9,613,041

NET INCOME	$9,200,111	$9,192,691

Weighted average shares outstanding of Class A ordinary share	15,824,176	6,000,000
Basic and diluted net income per share, Class A	$0.44	$0.79

Weighted average shares outstanding of Class B ordinary share	5,156,593	5,665,625
Basic and diluted net income per share, Class B	$0.44	$0.79

The accompanying notes are an integral part of these unaudited condensed financial statements.

Stonebridge Acquisition Corporation

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the period February 2, 2021 (inception) through September 30, 2021

	Ordinary shares				Additional		Total
	Class A		Class B		paid-in	Accumulated	shareholders’
	Shares	Amount	Shares	Amount	capital	deficit	deficit
Balance, February 2, 2021 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor	—	—	5,750,000	575	24,425	—	25,000

Net loss	—	—	—	—	—	(7,420)	(7,420)

Balance, March 31, 2021	—	—	5,750,000	575	24,425	(7,420)	17,580

Net loss	—	—	—	—	—	—	—

Balance, June 30, 2021	—	—	5,750,000	575	24,425	(7,420)	17,580

Sale of private warrants under fair value	—	—	—	—	—	(1,000,000)	(1,000,000)

Accretion for Class A Ordinary Shares to redemption value	—	—	—	—	(24,500)	(25,598,344)	(25,622,844)

Forfeiture of Class B ordinary shares	—	—	(750,000)	(75)	75	—	—

Net income	—	—	—	—	—	9,200,111	9,200,111

Balance, September 30, 2021	—	$—	5,000,000	$500	$—	$(17,405,653)	$(17,405,153)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Stonebridge Acquisition Corporation

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the period
February 2, 2021
(inception) through
September 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,192,691
Adjustments to reconcile net income to net cash used in operating activities:
Investment income in Trust Account	(2,034)
Offering costs related to warrant issuance	757,003
Change in fair value of derivative warrant liabilities	(10,368,000)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(581,440)
Accounts payable	168,380
Net cash flows used in operating activities	(833,400)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash deposited to Trust Account	(202,000,000)

Net cash flows used in investing activities	(202,000,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of private placement warrants	8,000,000
Sale of Units, net of underwriting discounts paid of $4,000,000	196,000,000
Proceeds from issuance of Class B ordinary shares to Sponsor	25,000
Payment of offering costs	(577,813)
Proceeds from due to affiliates	89,593
Net cash flows provided by financing activities	203,536,780

NET INCREASE IN CASH	703,380

CASH, BEGINNING OF PERIOD	—

CASH, END OF PERIOD	$703,380

Supplemental disclosure of noncash activities:
Initial classification of Class A ordinary shares subject to redemption	$202,000,000
Initial derivative warrant liability	$19,800,000
Deferred underwriting fee payable	$9,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

Stonebridge Acquisition Corporation

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations and Liquidity

Stonebridge Acquisition Corporation (the “Company”) was incorporated in the Cayman Islands on February 2, 2021. The Company was formed for the purpose of effecting a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses (the “Business Combination”).

The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of September 30, 2021, the Company had not commenced any operations. All activity through September 30, 2021 relates to the Company’s formation and initial public offering (the “Initial Public Offering”), which is described below, and, since the offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income earned on investments from the proceeds derived from the Initial Public Offering. The registration statement for the Company’s Initial Public Offering was declared effective on July 15, 2021. On July 20, 2021, the Company consummated the Initial Public Offering of 20,000,000 units (the “Units”) with respect to the Class A ordinary shares (the “Class A Ordinary Shares”) included in the Units being offered (the “Public Shares”) at $10.00 per Unit generating gross proceeds of $200,000,000, which is discussed in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 8,000,000 warrants (“Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to the Company’s sponsor, Stonebridge Acquisition Sponsor, LLC and underwriters generating gross proceeds of $8,000,000, which is described in Note 5.

Offering costs for the Initial Public Offering amounted to $13,577,812, consisting of $4,000,000 of underwriting fees, $9,000,000 of deferred underwriting fees payable (which are held in the Trust Account (defined below)) and $577,812 of other costs. As described in Note 7, the $9,000,000 of deferred underwriting fee payable is contingent upon the consummation of a Business Combination by October 20, 2022, subject to the terms of the underwriting agreement.

Following the closing of the Initial Public Offering on July 20, 2021, an amount of $202,000,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Warrants was placed in a trust account (“Trust Account”) and will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account, as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

The Company will provide the holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.10 per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable). There will be no redemption rights with respect to the Company’s warrants.

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Company’s Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation (the “Certificate of Incorporation”). In accordance with the rules of the U.S. Securities and Exchange Commission (the “SEC”) and its guidance on redeemable equity instruments, which has been codified in Accounting Standards Codification (“ASC”) 480-10-S99, redemption provisions not solely within the control of a company require ordinary shares subject to redemption to be classified outside of permanent equity. Given that the Public Shares will be issued with other freestanding instruments (i.e., public warrants), the initial carrying value of Class A ordinary shares classified as temporary equity will be the allocated proceeds determined in accordance with ASC 470-20. The Class A ordinary shares are subject to ASC 480-10-S99 if it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The accretion or remeasurement will be treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital). While redemptions cannot cause the Company’s net tangible assets to fall below $5,000,001, the Public Shares are redeemable and will be classified as such on the balance sheet until such date that a redemption event takes place.

Redemptions of the Company’s Public Shares may be subject to the satisfaction of conditions, including minimum cash conditions, pursuant to an agreement relating to the Company’s Business Combination. If the Company seeks shareholder approval of the Business Combination, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination, or such other vote as required by law or share exchange rule. If a shareholder vote is not required by applicable law or share exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by applicable law or share exchange listing requirements, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Proposed Public Offering in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

Subsequent to the consummation of the Proposed Public Offering, the Company will adopt an insider trading policy which will require insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with the Company’s legal counsel prior to execution. In addition, the initial shareholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

Notwithstanding the foregoing, the Certificate of Incorporation provides that a Public Stockholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Class A Ordinary shares sold in the Initial Public Offering, without the prior consent of the Company.

The Company’s Sponsor, officers and directors (the “Initial Shareholders”) have agreed not to propose an amendment to the Certificate of Incorporation that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the Public Shareholders with the opportunity to redeem their shares of Class A Ordinary shares in conjunction with any such amendment.

If the Company is unable to complete a Business Combination by October 20, 2022, 15 months from the closing of the Initial Public Offering (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay the Company’s franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The Initial Shareholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to its deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per-share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.10 per shares held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business execute agreements waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Emerging Growth Company

The Company is an emerging growth company as defined in Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), which exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised, and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

This may make comparison of the Company’s financial statement with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Liquidity and Going Concern

As of September 30, 2021, the Company had $703,380 in its operating bank accounts, $202,002,034 in securities held in the Trust

Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and working capital of $1,026,848. As of September 30, 2021, approximately $2,034 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. The Company will need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing.

If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2 — Restatement of Prior Period Financial Statements

In further consideration of the guidance in ASC 480-10-S99 - Distinguishing Liabilities from. Equity, the Company concluded that amounts previously accounted for as permanent equity should have been treated as temporary equity on the Company’s balance sheet. Specifically, redemption provisions not solely within the control of a company require ordinary shares subject to redemption to be classified outside of permanent equity. As the Company’s Class A ordinary shares have a feature whereby the shareholder can redeem the shares which is not in control of the Company, it was concluded that these Class A ordinary shares are subject to ASC 480-10-S99.

The Company’s management and the audit committee of the Company’s Board of Directors concluded that it is appropriate to restate certain items on the Company’s previously issued balance sheet dated as of July 20, 2020, the date that the Initial Public Offering closed, that were previously reported on a Current Report on Form 8-K filed with the SEC on July 26, 2021. The restated classification and reported values of ordinary shares subject to redemption as accounted for under ASC 480-10-S99 are included in the financial statements herein.

The following tables summarize the effect of the restatement on each financial statement line item as of the dates, and for the period, indicated:

As of July 20, 2021	As Reported	Adjustment	As Restated
Restated Balance Sheet
Ordinary shares subject to redemption	$169,639,762	$32,360,238	$202,000,000
Class A Ordinary shares, $0.0001 par value	321	(321)	—
Class B Ordinary shares, $0.0001 par value	575	—	575
Additional paid-in-capital	6,763,533	(6,763,533)	—
Retained earnings	(1,764,423)	(25,596,384)	(27,360,807)
Total liabilities and shareholders’ equity	$174,639,768	$—	$174,639,768

Note 3 — Summary of Significant Accounting Policies

Basis of Presentation and Liquidity

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

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

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal and recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. Interim results are not necessarily indicative of results for a full year.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of investments in money market funds that invest in U.S. government securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the unaudited condensed balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in interest earned on marketable securities held in Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. At September 30, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A Ordinary shares subject to possible redemption in accordance with the guidance in “ASC Topic 480, “Distinguishing Liabilities from Equity.” Shares of Class A Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A Ordinary shares (including Class A Ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A Ordinary shares is classified as shareholders’ equity. The Company’s Class A Ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021, 20,000,000 shares of Class A Ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of the redeemable ordinary shares are affected by charges against additional paid-in capital and accumulated deficit.

At September 30, 2021, the Class A ordinary shares reflected in the condensed balance sheet is reconciled in the following table:

Gross proceeds	$200,000,000
Less:
Fair value of Public Warrants at issuance	(10,800,000)
Class A shares issuance costs	(12,820,809)
Plus:
Accretion of carrying value to redemption value	25,622,843
Class A ordinary shares subject to possible redemption	$202,002,034

The accretion of carrying value to redemption value is comprised of $25,620,809 which was recognized at IPO and $2,034 of income earned in the Trust Account through September 30, 2021.

Offering Costs

Offering costs, including additional underwriting fees associated with the underwriters’ exercise of the over-allotment option, consist principally of legal, accounting, underwriting fees and other costs directly related to the Initial Public Offering. Offering costs amounted to $13,577,812. Of this amount, $12,820,809 was charged to stockholders’ equity upon the completion of the Initial Public Offering and $757,003 was expensed due to allocating certain offering costs to the warrant liability.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the federal depository insurance coverage of $250,000. At September 30, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying condensed balance sheet, primarily due to their short-term nature.

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

Net Income (Loss) Per Share

The Company has two classes of shares, which are referred to as Class A Ordinary Shares (the “Ordinary Shares”) and Class B Ordinary Shares (the “Founder Shares”). Earnings and losses are shared pro rata between the two classes of shares. Public and private warrants to purchase 18,000,000 Ordinary Shares at $11.50 per share were issued on July 20, 2021. At September 30, 2021, no warrants have been exercised. The 18,000,000 potential Ordinary shares for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the period ended September 30, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income/(loss) per ordinary share is the same as basic net income/(loss) per ordinary share for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of ordinary shares:

			For the period January 19, 2021
	For the three months ended September 30,		(inception) through September 30,
	2021		2021
Basic and diluted net income per share:	Class A Shares	Class B Shares	Class A Shares	Class B Shares
Numerator:
Allocation of net income, including accretion of temporary equity	$6,938,934	$2,261,177	$4,728,098	$4,464,599

Denominator:
Weighted average shares outstanding	15,824,176	5,156,593	6,000,000	5,665,625

Basic and dilution net income per share	$0.44	$0.44	$0.79	$0.79

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC 740, “Income Taxes”, prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company is not currently aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to tax examinations by major taxing authorities since inception. There is currently no taxation imposed by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

There is currently no taxation imposed by the Government of the Cayman Islands. The Company has no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the Company’s financial statements.

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Note 4 — Initial Public Offering

Pursuant to the Initial Public Offering, the Company sold 20,000,000 units at a price of $10.00 per Unit. Each Unit consists of one share of Class A Ordinary shares (such shares of Class A Ordinary shares included in the Units being offered, the “Public Shares”), and one-half of one redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A Ordinary shares at a price of $11.50 per share, subject to adjustment (see Note 8).

Note 5 — Private Placement

Concurrently with the closing of the Initial Public Offering, the Sponsor and underwriter purchased an aggregate of 8,000,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant for an aggregate purchase price of $8,000,000. Each whole Private Placement Warrant is exercisable for one whole share of Class A Ordinary shares at a price of $11.50 per share, subject to adjustment (see Note 8). The proceeds from the Private Placement Warrants at the Initial Public Offering are held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless.

Note 6 — Related Party Transactions

Founder Shares

On February 9, 2021, the Sponsor purchased 5,750,000 shares (the “Founder Shares”) of the Company’s Class B Ordinary shares, par value $0.0001 (“Class B Ordinary shares”) for an aggregate price of $25,000. The Founder Shares will automatically convert into shares of Class A Ordinary shares at the time of the Company’s initial Business Combination and are subject to certain transfer restrictions, as described in Note 7. Holders of Founder Shares may also elect to convert their shares of Class B Ordinary shares into an equal number of shares of Class A Ordinary shares, subject to adjustment, at any time. The Sponsor agreed to forfeit up to 750,000 Founder Shares to the extent that the 45-day over-allotment option was not exercised in full by the underwriters. Since the over-allotment option was not exercised, the Sponsor forfeited 750,000 Founder Shares on September 2, 2021.

The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earliest of: (A) one year after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the closing price of the shares of Class A ordinary shares equals or exceeds $12.00 per share (as adjusted) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Public Stockholders having the right to exchange their shares of Class A ordinary shares for cash, securities or other property.

Due to Affiliates

As of September 30, 2021, a member of the Sponsor has paid $89,593 on behalf of the Company to cover deferred offering and other formation costs. This amount will be repaid as soon as practical from the operating account.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2021, the Company had no outstanding borrowings under the Working Capital Loans.

Administrative Services Fee

The Company entered into an agreement, commencing on the effective date of the Proposed Public Offering through the earlier of the consummation of a Business Combination and the Company’s liquidation, to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, secretarial and administrative services. As of September 30, 2021, $20,000 has been paid under this arrangement.

Note 7 — Commitments and Contingencies

Registration Rights

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of working capital loans, if any, are entitled to registration rights (in the case of the Founder Shares, only after conversion of such shares to shares of Class A Ordinary shares) pursuant to a registration rights agreement dated June 15, 2021. These holders are entitled to certain demand and “piggyback” registration rights. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until the termination of the applicable lock-up period for the securities to be registered. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the final prospectus relating to the Proposed Public Offering to purchase up to 3,000,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. On September 3, 2021 this option expired as the underwriters did not exercise their option.

The underwriters were paid a cash underwriting discount of $0.20 per unit, or $4,000,000 in the aggregate at the closing of the Initial Public Offering. In addition, the underwriters are entitled to a deferred underwriting commissions of $0.45 per unit, or $9,000,000 in the aggregate from the closing of the Initial Public Offering. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Note 8 — Shareholders’ Deficit

Ordinary shares

Class A Ordinary shares — The Company is authorized to issue 200,000,000 shares of Class A Ordinary shares with a par value of $0.0001 per share. At September 30, 2021, there were no (excluding 20,000,000 shares of Class A Ordinary shares subject to possible redemption) shares of Class A Ordinary shares issued and outstanding.

Class B Ordinary shares — The Company is authorized to issue 20,000,000 shares of Class B Ordinary shares with a par value of $0.0001 per share. Holders of Class B Ordinary shares are entitled to one vote for each share. As of September 30, 2021, there were 5,000,000 shares of Class B Ordinary shares after giving affect to the forfeiture of 750,000 Class B Ordinary shares since the underwriters’ did not exercise of the over-allotment option.

Holders of shares of Class A Ordinary shares and shares of Class B Ordinary shares will vote together as a single class on all other matters submitted to a vote of shareholders.

The shares of Class B Ordinary shares will automatically convert into shares of Class A Ordinary shares at the time of a Business Combination at a ratio such that the number of shares of Class A Ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of Ordinary shares issued and outstanding upon completion of the Initial Public Offering, plus (ii) the total number of shares of Class A Ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of a Business Combination, excluding any shares of Class A Ordinary shares or equity-linked securities exercisable for or convertible into shares of Class A Ordinary shares issued, deemed issued, or to be issued, to any seller in a Business Combination and any Private Placement Warrants issued to the Sponsor, its affiliates or any member of the management team upon conversion of Working Capital Loans. In no event will the shares of Class B Ordinary shares convert into shares of Class A Ordinary shares at a rate of less than one-to-one.

Preference Shares — The Company is authorized to issue 1,000,000 shares of preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021, there were no shares of preferred share issued or outstanding.

Note 9 — Warrants

The Company has accounted for the 18,000,000 warrants to be issued in connection with the Proposed Public Offering (the 10,000,000 Public Warrants and the 8,000,000 Private Placement Warrants assuming the underwriters’ over-allotment option is not exercised) in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company will classify each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Proposed Public Offering. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the ordinary shares issuable upon exercise of the warrants and a current prospectus relating to such ordinary shares. Notwithstanding the foregoing, if a registration statement covering the ordinary shares issuable upon exercise of the Public Warrants is not effective within a specified period following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

Once the warrants become exercisable, the Company may redeem the Public Warrants:

●in whole and not in part;
●at a price of $0.01 per warrant;
●upon not less than 30 days’ prior written notice of redemption;
●	if, and only if, the reported last sale price of the ordinary shares equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations), for any 20 trading days within a 30 trading day period commencing at any time after the warrants become exercisable and ending on the third business day prior to the notice of redemption to warrant holders; and
●	if, and only if, there is a current registration statement in effect with respect to the ordinary shares underlying the warrants.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.

The Private Warrants are identical to the Public Warrants underlying the Units being sold in the Proposed Public Offering, except that the Private Warrants and the ordinary shares issuable upon the exercise of the Private Warrants will not be transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants are exercisable for cash or on a cashless basis, at the holder’s option, and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

In addition, if the Company issues additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors, and in the case of any such issuance to the initial stockholders or their affiliates, without taking into account any Founder Shares held by them prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the consummation of a Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of (i) the Market Value or (ii) the price at which the Company issues the additional ordinary shares or equity-linked securities.

Note 10 — Fair Value Measurements

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to  minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320, “Investments—Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying condensed balance sheet and adjusted for the amortization or accretion of premiums or discounts.

At September 30, 2021, assets held in the Trust Account were comprised of $202,002,034 in U.S. Treasury Securities mutual funds.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at September 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Quoted Prices in	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities	1	$202,002,034	—	—
Liabilities:
Warrant Liability - Public Warrants	1	4,600,000	—	—
Warrant Liability - Private Warrants	3	—	—	4,832,000

The Company has determined that warrants issued in connection with its initial public offering in July 2021 are subject to treatment as a liability. The estimated fair value of the warrant liability is determined using Level 1 and Level 3 inputs. The key assumptions in the option pricing model utilized are assumptions related to expected share-price volatility, expected term, risk-free interest rate and dividend yield. The expected volatility as of the IPO Closing Date was derived from observable public warrant pricing on comparable ‘blank check’ companies that recently went public in 2020 and 2021. The risk-free interest rate is based on the interpolated U.S. Constant Maturity Treasury yield. The expected term of the warrants is assumed to be six months until the close of a Business Combination, and the contractual five-year term subsequently. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. At September 30, 2021, the Public Warrants had adequate trading volume to provide a reliable indication of value. The Public Warrants were valued at $0.46 at September 30, 2021.

The Company utilized a Monte Carlo simulation model to value the Private Warrants at September 30, 2021, with changes in fair value from the value calculated at the IPO recognized in the unaudited condensed statement of operations. The estimated fair value of the warrant liability is determined using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The aforementioned warrant liabilities are not subject to qualified hedge accounting. Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period.

The following table provides quantitative information regarding Level 3 fair value measurements at September 30, 2021:

September 30, 2021
Stock Price	$9.93
Exercise Price	$11.50
Redemption Trigger Price	$18.00
Term (years)	5.8
Volatility	9.8%
Risk Free Rate	1.11%
Dividend Yield	0.00%

The following table presents the changes in the fair value of Level 3 warrant liabilities:

Private
Warrants
Fair value as of July 20, 2021 (IPO)	10,800,000
Change in fair value	(5,968,000)
Fair value as of September 30, 2021	4,832,000

Note 11 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were available to be issued and determined that there have been no events that have occurred that would require adjustments to the disclosures of the unaudited condensed financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Stonebridge Acquisition Corporation. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Stonebridge Acquisition Sponsor, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act, that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Registration Statement filed with the “SEC”. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on February 2, 2021 as a Cayman Islands corporation and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses or entities that have not yet selected. While we may pursue an acquisition opportunity in any business, industry, sector, or geographical location, we intend to focus on industries that complement our management’s background and to capitalize on the ability of our management team to identify and acquire a business. We may pursue a transaction in which our shareholders immediately, prior to completion of our initial Business Combination, would collectively own a minority interest in the post-Business Combination company. We intend to effectuate our initial  Business Combination using cash from the proceeds of this offering and the sale of the private placement warrants, our shares, debt or a combination of cash, equity and debt.

The issuance of additional shares in a Business Combination:

●

may significantly dilute the equity interest of investors in this offering, which dilution would increase if the anti-dilution provisions in the shares of Class B Ordinary shares resulted in the issuance of shares of Class A Ordinary shares on a greater than one-to-one basis upon conversion of the shares of Class B Ordinary shares;

●	may subordinate the rights of holders of shares of Class A Ordinary shares if preference shares are issued with rights senior to those afforded our shares of Class A Ordinary shares;
●

could cause a change in control if a substantial number of our shares of Class A Ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;
●	may adversely affect prevailing market prices for our units, shares of Class A Ordinary shares and/or warrants; and

●	may not result in adjustment to the exercise price of our warrants.

Similarly, if we issue debt or otherwise incur significant debt, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial Business Combination are insufficient to repay our debt obligations;
●

acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;
●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;
●	our inability to pay dividends on our shares of Class A Ordinary shares;
●

using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our shares of Class A Ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
●

limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

Results of Operations

Our entire activity through September 30, 2021 was in preparation for an initial public offering, and since our initial public offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination at the earliest. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, we had a net loss of $415,889, which consisted of operating expenses of $412,930, a decrease in the fair value of warrant liabilities of $10,368,000, offering costs related to the warrant issuance of $757,003, interest income of $10, and investment income on the Trust Account of $2,034.

For the period February 2, 2021 (inception) through September 30, 2021, we had a net loss of $423,390, which consisted of operating expenses of $420,350, a decrease in the fair value of warrant liabilities of $10,368,000, offering costs related to the warrant issuance of $757,003, interest income of $10, and investment income on the Trust Account of $2,034.

Liquidity and Capital Resources

Until the consummation of our Initial Public Offering, our only source of liquidity was an initial purchase of shares of Class B Ordinary shares by our Sponsor and loans from our Sponsor.

On July 20, 2021, we consummated our Initial Public Offering of 20,000,000 Units at $10.00 per Unit, generating gross proceeds of $200,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the private placement of an aggregate of 8,000,000 Private Placement Warrants to our Sponsor at a price of $1.00 per warrant, generating gross proceeds of $8,000,000. Following our Initial Public Offering and the sale of the Private Placement Warrants, a total of $202,000,000 was placed in the Trust Account. We incurred $13,577,812 in transaction costs, including $4,000,000 of underwriting fees, $9,000,000 of deferred underwriting fees and $577,812 of other offering costs in connection with the Initial Public Offering and the sale of the Private Placement Warrants.

For the period February 2, 2021 (inception) through September 30, 2021, net cash used in operating activities was $833,400. Net loss of $423,309 was impacted by an decrease in the fair value of warrant liabilities of $10,368,000 and offering costs related to the issuance of the warrants of $757,003, as well as interest earned in the Trust Account of $2,035.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less taxes payable and deferred underwriting commissions), to complete our initial Business Combination. We may withdraw interest income (if any) to pay taxes, if any. Our annual tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account. We expect the interest income earned on the amount in the trust account (if any) will be sufficient to pay our taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At September 30, 2021, we had cash of $703,380 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants.

We will need to raise additional capital through loans or additional investments from our Sponsor, or an affiliate of our Sponsor, shareholders, officers or directors, or third parties. Our officers, directors and Sponsor may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These conditions raise substantial doubt about our ability to continue as a going concern.

Related Party Transactions

Class B Ordinary shares

On February 9, 2021, the Sponsor paid $25,000 for 5,750,000 shares of Class B Ordinary shares (the “Founder Shares”). The Founder Shares included an aggregate of up to 750,000 shares that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised, so that the number of Founder Shares will equal, on an as-converted basis, 20% of the Company’s issued and outstanding shares of ordinary shares after the Initial Public Offering. On September 3, 2021, the underwriters had not exercised the over-allotment option and it expired, thus these shares were forfeited for no consideration by the Sponsor.

The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earliest of: (A) one year after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the closing price of the shares of Class A ordinary shares equals or exceeds $12.00 per share (as adjusted) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Public Stockholders having the right to exchange their shares of Class A ordinary shares for cash, securities or other property.

Private Placement

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased 8,000,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $8,000,000. Each Private Placement Warrant is exercisable to purchase one share of Class A Ordinary shares at a price of $11.50 per share, subject to adjustment. A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants and all underlying securities will expire worthless.

Related Party Loans

The Sponsor had agreed to loan us up to $300,000 (the “Promissory Note”) to be used for the payment of costs related to the Initial Public Offering. The Note was non-interest bearing, unsecured and was due on the earlier of December 31, 2020 or the closing of the Initial Public Offering. The Company had not borrowed under the Promissory Note upon the closing of the Initial Public Offering on July 20, 2021.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the trust account released to us. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the trust account to repay the Working Capital Loans but no proceeds held in the trust account would be used to repay the Working Capital Loans. Up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. Notwithstanding the foregoing, the Business Combination Agreement does not permit Working Capital Loans to convert into warrants. Except as set forth above, to date, the terms of the Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans.

Administrative Services Fee

We agreed, commencing on the effective date of the Initial Public Offering through the earlier of our consummation of a Business Combination or our liquidation, to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, secretarial and administrative services. As of September 30, 2021, we incurred and paid $20,000 in fees for these services.

Registration Rights

Pursuant to a registration and shareholder rights agreement entered into on June 15, 2021, the holders of the shares of Class B Ordinary shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any shares of Class A Ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans) are entitled to registration rights. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the Business Combination. However, the registration and shareholder rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. We will bear the expenses incurred in connection with the filing of any such registration statements.

Deferred Underwriting Fees

The underwriter was paid a cash underwriting discount of $0.20 per Unit of the gross proceeds of the Initial Public Offering, or $4,000,000. The underwriter is entitled to a deferred fee of $0.45 per unit, or $9,000,000 in the aggregate. The deferred fee will become payable to the underwriter from the amounts held in the trust account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. We evaluate all of our financial instruments, including issued share purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

We issued 10,000,000 public warrants to investors in our Initial Public Offering and issued 8,000,000 Private Placement Warrants. All of our outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Company’s valuation of the warrant liabilities utilized a Binomial Lattice in a risk-neutral framework (a special case of the Income Approach). The fair value of the Private Placement Warrants utilized Level 3 inputs as it is based on the significant inputs not observable in the market as of September 30, 2021. The public warrants used Level 1 inputs as they were actively traded as of September 30, 2021.

Ordinary shares Subject to Possible Redemption

We account for our ordinary share subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary share subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary share (including ordinary share that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, ordinary share is classified as shareholders’ equity. Our ordinary share features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary share subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets.

Net Income (Loss) Per Share of Ordinary shares

We apply the two-class method in calculating earnings per share. Net income per share of ordinary share, basic and diluted for shares of Class A redeemable ordinary share is calculated by dividing the interest income earned on the Trust Account by the weighted average number of shares of Class A redeemable ordinary share outstanding since original issuance. Net loss per share of ordinary share, basic and diluted, for shares of Class B non-redeemable ordinary share is calculated by dividing the net income (loss), less income attributable to shares of Class A redeemable ordinary share, by the weighted average number of shares of Class B non-redeemable ordinary share outstanding for the periods presented.

Recently Adopted Accounting Standards

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, utilities and secretarial, and administrative support services provided to the Company. We began incurring these fees on June 15, 2021 and will continue to incur these fees monthly until the earlier of the completion of a Business Combination and the Company’s liquidation.

The underwriters are entitled to a deferred fee of $0.45 per Unit, or $9,000,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Pursuant to a registration and shareholder rights agreement entered into on July 20, 2021, the holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of Working Capital Loans (and any shares of Class A Ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of the Working Capital Loans) will be entitled to registration rights pursuant to a registration and shareholder rights agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. However, the registration and shareholder rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lockup period. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in certain U.S. government obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluations, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting”. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this

Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal third quarter of 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Due to the events that led to our restatement of our financial statements, management has identified a material weakness in internal controls related to the accounting for temporary equity with our initial public offering, as described in Note 2 to the Notes to Condensed Financial Statements entitled “Restatement of Previously Issued Financial Statements.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our final prospectus for our Initial Public Offering filed with the SEC. Any of those factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Furnished.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STONEBRIDGE ACQUISITION CORPORATION

Date: November 22, 2020	By:	/s/ Bhargava Marepally
	Name:	Bhargava Marepally
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 22, 2020	By:	/s/ Prabhu Antony
	Name:	Prabhu Antony
	Title:	President, Chief Financial Officer and Director
(Principal Financial and Accounting Officer)