Form 10-K
period 2021-12-31
StoneBridge Acquisition Corp.
filed 2022-04-15
CIK 1844981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number: 001-40613

StoneBridge Acquisition Corporation
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One World Trade Center Suite 8500
New York, NY	10007
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (646) 314-3555

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary, $0.0001 par value per share, and one-half of one redeemable warrant	APACU	THE NASDAQ STOCK MARKET LLC
Class A ordinary share, par value $0.0001 per share	APAC	THE NASDAQ STOCK MARKET LLC
Redeemable warrants, each exercisable for one Class A ordinary share for $11.50 per share	APACW	THE NASDAQ STOCK MARKET LLC

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ◻ No ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ◻ No ⌧

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧  No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧  No ◻

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	◻	Accelerated filer ◻
Non-accelerated filer	⌧	Smaller reporting company ⌧
Emerging Growth Company ⌧

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ◻

The registrant was not a public company at June 30, 2021, the last business day of the registrant's most recently completed second fiscal quarter, and therefore it cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates at such date. The registrant's units began trading on the Nasdaq Capital Market (“Nasdaq”) on July 16, 2021 and the registrant's ordinary shares and warrants began separate trading on Nasdaq on September 7, 2021. The aggregate market value of the registrant's ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant, at December 31, 2021, computed by reference to the closing price of the Class A ordinary shares reported on Nasdaq on such date, was $197,000,000.

As of April 12, 2022, there were 20,000,000 Class A ordinary shares, par value $0.0001 per share, and 5,000,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

StoneBridge Acquisition Corporation

Annual Report on Form 10-K for the Year Ended December 31, 2021

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

●	ability to complete an initial business combination;
●	success in retaining or recruiting, or changes required in, our officers, key employees or directors following an initial business combination;
●	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving an initial business combination, as a result of which they would then receive expense reimbursements;
●	potential ability to obtain additional financing to complete an initial business combination;
●	pool of prospective target businesses;
●	the ability of our officers and directors to generate a number of potential investment opportunities;
●	potential change in control if we acquire one or more target businesses for stock;
●	the potential liquidity and trading of our securities;
●	the lack of a market for our securities;
●	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or
●	financial performance following our initial public offering.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws and/or if and when management knows or has a reasonable basis on which to conclude that previously disclosed projections are no longer reasonably attainable.

SUMMARY OF RISK FACTORS

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the below section titled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and our public shareholders could lose all or part of their investment. Such risks include, but are not limited to:

●	We are a company with no operating history and no revenues, and our public shareholders have no basis on which to evaluate our ability to achieve our business objective.
●	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”
●	Our public shareholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete an initial business combination even though a majority of our public shareholders do not support such a combination
●	If we seek shareholder approval of an initial business combination, our Sponsor (as defined below), officers and directors have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.
●	The only opportunity of our public shareholders to affect the investment decision regarding a potential business combination will be limited to the exercise of their right to redeem their shares from us for cash, unless we seek shareholder approval of such business combination.
●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.
●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.
●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that an initial business combination would be unsuccessful and that our public shareholders would have to wait for liquidation in order to redeem their shares.
●	The requirement that we complete an initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete an initial business combination on terms that would produce value for our shareholders
●	We may not be able to complete an initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.
●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) outbreak and the status of debt and equity markets.
●	As the number of special purpose acquisition companies increases, there may be more competition to find an attractive target for an initial business combination. This could increase the costs associated with completing an initial business combination and may result in our inability to find a suitable target for an initial business combination.

●	If we seek shareholder approval of an initial business combination, our Sponsor, directors, officers, and their respective affiliates may elect to purchase public shares or public warrants from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our securities.
●	If a shareholder fails to receive notice of our offer to redeem our public shares in connection with an initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.
●	Our public shareholders do not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate their investment, therefore, our public shareholders may be forced to sell their public shares or warrants, potentially at a loss.

PART I

ITEM 1.	BUSINESS

Introduction

StoneBridge Acquisition Corporation (the “Company”) is a blank check company incorporated in February 2021 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Form 10-K as an initial business combination. We have generated no revenues to date and we do not expect that we will generate operating revenues at the earliest until we consummate an initial business combination.

On July 20, 2021, the Company consummated its initial public offering of 20,000,000 units (the “Units”). Each Unit consists of one Class A ordinary share of the Company, par value $0.0001 per share (“Class A ordinary share”), and one-half of one redeemable warrant of the Company (“Warrant”), with each whole Warrant entitling the holder thereof to purchase Class A ordinary share for $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $200,000,000.

Simultaneously with the closing of the initial public offering, pursuant to Private Placement Warrants Purchase Agreements, the Company completed the private sale of an aggregate of 8,000,000 warrants (the “Private Placement Warrants”) to StoneBridge Acquisition Sponsor LLC, a Delaware limited liability company (the “Sponsor”), and the representative of the underwriters Cantor Fitzgerald & Co. (“Cantor”). 7,000,000 Private Placement Warrants were sold to the Sponsor and 1,000,000 Private Placement Warrants  were sold to Cantor. The Private Placement Warrants were sold at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $8,000,000. The sale of the Units and the sale of the Private Placement Warrants is collectively referred to as the “IPO”.

The Private Placement Warrants are identical to the Warrants sold as part of the Units in the IPO, except as otherwise disclosed in this Annual Report on Form 10-K. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

Our initial shareholder, which is our Sponsor, owns an aggregate of 5,000,000 Class B ordinary shares (or “founder shares”), which will automatically convert into Class A ordinary shares at the time of an initial business combination on a one-for-one basis, subject to the adjustments described herein. Prior to an initial business combination, only holders of Class B ordinary shares will have the right to vote on the appointment and removal of directors. Holders of our Class A ordinary shares will not be entitled to vote on the appointment or removal of directors during such time. On any other matters submitted to a vote of our shareholders, holders of the Class B ordinary shares and holders of the Class A ordinary shares will vote together as a single class, except as otherwise required by law.

A total of $202,000,000, comprised of the proceeds from the IPO after expenses and the proceeds of the sale of the Private Placement Warrants, was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company (“CST”), acting as trustee. Except with respect to interest earned on the funds held in the trust account that may be released to the Company to pay its taxes, if any, and up to $100,000 of interest that may be needed to pay dissolution expenses, the funds held in the trust account will not be released from the trust account until the earliest of (i) the completion of the Company’s initial business combination, (ii) the redemption of any of the Company’s public shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial business combination or to redeem 100% of the Company’s public shares if it does not complete its initial business combination within 15 months (or up to 21 months, as applicable) from the July 20, 2021 closing of the IPO or (B) with respect to any other provision relating to shareholder’s rights or pre-business combination activity and (iii) the redemption of all of the Company’s public shares if it is unable to complete its initial business combination within 15 months (or up to 21 months, as applicable) from the July 20, 2021 closing of the IPO, subject to applicable law.

The Company has 15 months from the July 20, 2021 closing of the IPO to consummate an initial business combination. In addition, if the Company anticipates that it may not be able to consummate an initial business combination within 15 months from the July 20, 2021 closing of the IPO, the Sponsor or its affiliates or designees may, but are not obligated to, extend the period of time to consummate a business combination two times by an additional three months each time (for a total of up to 21 months to complete a business combination); provided that, pursuant to the terms of the Company’s amended and restated memorandum and articles of association and the trust agreement entered into between the Company and Continental Stock Transfer & Trust Company on July 15, 2021 and incorporated as an exhibit hereto by reference, the only way to extend the time available for the Company to consummate its initial business combination is for the Sponsor or its affiliates or designees, upon five days’ advance notice prior to the applicable deadline, to deposit into the trust account $1,000,000 ($0.05 per share, or an aggregate of $2,000,000 if both extension options are exercised), on or prior to the date of the applicable deadline. In the event that the Sponsor or its affiliates or designees elect to extend the time to complete a business combination and deposit the applicable amount of money into trust, the Sponsor or its affiliates or designees would receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that the Company is unable to close a business combination unless there are funds available outside the trust account to do so. In the event that the Company receives notice from the Sponsor or its affiliates or designees five days prior to the applicable deadline of its intent to effect an extension, the Company intends to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, the Company intends to issue a press release the day after the applicable deadline announcing whether the funds had been timely deposited. Neither the Sponsor nor its affiliates or designees are obligated to fund the trust account to extend the time for the Company to complete an initial business combination. To the extent that some, but not all, of the parties decide to extend the period of time to consummate an initial business combination, such parties may deposit the entire amount required.

General

While we may pursue an acquisition or a business combination target in any business or industry, we are focusing our search on a target with operations or prospective operations in the consumer technology, communications, software, SaaS, fintech or media sectors, which we refer to as the “new economy sectors”. In addition, we are focusing our search for target businesses in the following key verticals: Ecommerce, Fintech, SaaS (Software as a Service), Renewable Energy and Information Technology (IT) and IT Enabled Services. Our geographic focus is Asia Pacific, with a special emphasis on targets in India.

India is entering a new era of economic growth, particularly in the new economy sectors, which we expect will result in attractive initial business combination opportunities for attractive risk-adjusted returns. We are focusing our efforts on seeking and completing an initial business combination with a company that has an enterprise value of between $600 million and $1.5 billion, although a target entity with a smaller or larger enterprise value may be considered.

Our Management Team

In order to achieve our objective of acquiring the right Indian or other company, we have assembled a group of officers and directors who have experience in the public company governance, executive leadership, operations oversight, private equity investment management and capital markets, both in India and the United States.

Our management team has served as directors, and in executive and advisory capacities, for publicly-listed and privately-owned companies. Our directors have experience with acquisitions, divestitures, corporate strategy and implementation, and both cross border (India-U.S.) and U.S. initial public offerings. We believe our management team’s background provides us with the ability to source transactions and identify companies that can thrive in a public-listing environment. We believe this experience is a significant benefit to us as we evaluate potential acquisition or merger candidates for a potential initial business combination. Additionally, over the course of their careers, our management team, board and advisors have developed an extensive network of contacts and corporate relationships, which we believe provides us with an important source of transaction opportunities, although there can be no assurance of this.

We are sourcing potential deals through the relationships of our management team and advisory council. Leveraging our industry knowledge and our vast network of contacts, we are confident in our proprietary sourcing of deal flow to originate and complete an acquisition. Such network includes investment bank, private equity, and hedge fund relationships. We anticipate that our relationships are instrumental to our plan to complete an initial business combination within our 15-month (or up to 21-month, as applicable) timeframe.

Our Executive Officers

Bhargava Marepally has served as our Chief Executive Officer and a director since February 2021. Mr. Marepally, as the CEO and founder of GSS Infotech, comes with over 20 years of experience in the IT Services Industry. GSS made it to the “Forbes’ list of Asia’s 200 Best Under $1 Billion” in 2009. Mr. Marepally led an acquisition led growth strategy that included buyout of ATEC, Infospectrum and System Dynamix. He is a serial entrepreneur with stakes in several services firms across four continents serving several fortune 500 clients. He holds a double Master’s degree from the prestigious BITS, Pilani. He is a member of many technology and management associations worldwide.

Prabhu Antony has served as our President and a director since February 2021. Mr. Antony is a Co-Founder at Sett & Lucas, a Hong Kong headquartered financial institution that specializes in cross border mergers & acquisitions. As an M&A advisor, he has won several awards from the M&A Advisor Forum, the global thought leader in M&A. In 2016 he was awarded Investment Banker of the Year. In 2017 the acquisition of Starpoint by Day & Zimmerman won the M&A deal of the Year ($50 million –$75 million), and Mr. Antony was the deal lead at Sett & Lucas who advised Starpoint. In 2014 he was awarded the 5th Annual 40 Under 40 M&A Advisor Recognition (the dealmaker category). Mr. Antony is also the fund manager at Linus Ventures, a $200 million family office fund (based on AUM as on December 31, 2020) that manages secondary market and Pre-IPO investments. He has had several notable investments and eventual exits, which include secondary market pre-IPO investments into Docusign and Palantir exited through initial public offerings, a late stage investment into Meetup exited through acquisition by Wework and an early stage investment in Supr Daily exited through an acquisition by Swiggy, an Asian food delivery Unicorn. He holds a bachelor’s degree in electronics and instrumentation engineering, a Master’s in business administration and a post graduate diploma in international business. Mr. Antony is an alumni of the Wharton School of the University of Pennsylvania and Anna University in India.

Our Board of Directors

In addition to Messrs. Marepally and Antony, the following individuals serve on our board of directors:

Richard Saldanha has served as a director since July 2021. Mr. Saldanha’s career spans over 50 years across a gamut of leadership functions that ranged from manufacturing and planning to corporate development and general management. He has been a board member since the mid 80’s on several boards of directors nationally and internationally. He served as an executive director of Blackstone India and was responsible for operational excellence of portfolio companies. He also served on the board of the Times Group as an executive director, a leading Indian media and publishing conglomerate to help build organizational capability, culture and competitiveness. He also served at the board level as Chairman with Trans Maldivian Airways (awarded the “World’s Leading Seaplane Operator” by the Word Travel Awards for four consecutive years from 2017 to 2020). A graduate Mechanical Engineer, he served Hindustan Lever & Unilever plc with distinction for 30 years. He spent almost 10 years in Latin America where he rose to be a Chairman and CEO of Unilever Peru and a member of the Unilever Latin America Board. He returned to India as Managing Director of Haldia Petrochemicals Ltd. Mr. Saldanha is actively involved with NGOs and CSR initiatives.

Sylvia Barnes has served as a director since July 2021. Ms. Barnes is responsible for target assessment of companies in the ESG segment with a focus on renewable and sustainable energy markets. Ms. Barnes is an owner and co-founder of Tanda Resources LLC, a privately-held energy company, and since 2015 has been a principal involved in investments and consulting, including upstream oil & gas and alternative energy. Ms. Barnes has over 30 years of financial experience and a background in engineering. From 2011 - 2015, Ms. Barnes served as Managing Director and Group Head for KeyBanc Capital Markets Oil & Gas Investment and Corporate Banking Group and was a member of the firm’s Executive Committee. Prior to joining KeyBanc, Ms. Barnes was Head of Energy Investment Banking at Madison Williams, and Managing Director at Merrill Lynch’s energy investment banking practice. She joined Merrill as part of the firm’s acquisition of Petrie Parkman & Co. Prior to that Ms. Barnes worked as Managing Director and SVP for Nesbitt Burns, including serving as head of the firm’s U.S. energy investment banking group and working in various capacities at Nesbitt Burns and its parent company, Bank of Montreal. As a banker Ms. Barnes devoted her career to serving companies in the energy sector and she successfully executed a variety of mergers, acquisitions and divestiture transactions, and advised on public and private equity offerings and private debt and equity placements. Ms. Barnes has been a member of the board of directors of five other publicly-traded companies: a SPAC Pure Acquisition Corp., and Teekay LNG Partners L.P., Ultra Petroleum Corp., SandRidge Energy Inc. and Halcon Resources Corporation and was a Member of various Committees and Chaired an Audit, Governance, Compensation and Independent Directors Special Committee.

Ms. Barnes began her career as an engineer for Esso Resources. Ms. Barnes graduated from the University of Manitoba with a Bachelor of Science in Engineering (Dean’s List), was a licensed professional engineer in Alberta and earned a Masters of Business Administration in Finance from York University. Ms. Barnes’ experience provides her with valuable insights into corporate strategy, capital allocation, equity and debt financing and the assessment and management of risks faced by SPAC’s and other publicly-traded entities.

Shamla Naidoo has served as a director since July 2021. Ms. Naidoo is responsible for target assessment of SaaS; Enterprise Product companies and the overall security infrastructure of the target company. Ms. Naidoo is an accomplished information security executive with over 25 years of technology experience.  She is the head of Cloud Strategy and Innovation at Netskope and was previously the Global Chief Information Security Officer for IBM where she was responsible for safeguarding IBM globally including all its business units and brands. She is also a non-executive director on the board of QBE North America, a $15B market cap APAC insurance group. Her previous roles include Chief Information Officer, Chief Information Security Officer and Chief Risk Officer at leading companies including WellPoint, Northern Trust and ABN AMRO. Ms. Naidoo is an adjunct law professor, developing and teaching courses in information technology, cybersecurity and privacy law. She also has a license to practice law in both Illinois and Washington DC. Ms. Naidoo holds a bachelor’s degree in Information Systems and Economics from the University of South Africa, and a Juris Doctor degree from the UIC School of Law, John Marshall Law School.

Naresh Kothari has served as a director since July 2021. Mr. Kothari is a seasoned Indian financial services professional with over 23 years of experience in business building and capital markets. During his career, he has held various operating as well as management responsibilities. He was one of the earliest Senior Partners at Edelweiss Financial Services, and was a key person involved in shaping it into one of the leading financial services firms of India. At Edelweiss, he led teams that built one of India’s largest domestic Institutional Brokerage business, a large coverage platform with some of the best corporate relationships in India, one of the most aggressive Equity Capital Markets platform and also a leading alternative asset management platform. During his 13-year tenure, he held various management roles including President of Edelweiss Capital, senior member of Management Committee, Co-Head of Edelweiss Alternative Asset Advisors, Head of Coverage & ECM, and Co-Head of Institutional Equities. Mr. Kothari spent the initial years of his career in building and running an institutional equities sales & trading desk at ICICI Securities. Along with building various financial services businesses, he has also played an active role in advising Corporate India on business and capital markets strategy. This active engagement approach also led to development of very strong relationships with corporate India over the years. He remains an active board member on a few of these corporates. Mr. Kothari has also done extensive analytical work including identifying some of the most successful investment themes in India. His deep understanding of various asset classes and how they play out across business cycles is now being used in building out some of the most innovative strategies for alternative investing in India through his new firm Alpha Alternatives. Mr. Kothari is an MBA from Indian Institute of Management, Ahmedabad, which is the premier business school in India and Bachelor of Engineering in Computer Science from the University of Mumbai. He is an avid fitness enthusiast and has run marathons. He is also an ardent reader.

Jeff Najarian has served as a director since July 2021. Mr. Najarian is responsible for target assessment and business model due diligence for Information Technology and IT Enabled services companies. Mr. Najarian founded Starpoint Solutions in 1982 and built it into one of the nation’s fastest-growing, privately held companies. Goldman Sachs acquired a minority stake in the firm through its venture fund. Eventually Mr. Najarian bought back Goldman’s stake and recapitalized the firm. As a result of his guidance and Starpoint’s success, Starpoint was named to the CRN SolutionProvider 500 list for 2017 and 2018. Mr. Najarian eventually sold Starpoint to Day & Zimmermann, one of the country’s top munitions vendors with annual revenue over $2 billion. He currently mentors entrepreneurs and is himself a serial entrepreneur.

The past performance of our management team is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to identify a suitable candidate for an initial business combination. Our shareholders should not rely on their respective historical records or performance as indicative of our future performance. Ms. Barnes has had management experience with blank check companies or special purpose acquisition companies. However, none of our other officers or directors, our Sponsor, nor any of its officers, directors, employees, or affiliates, have had management experience with blank check companies or special purpose acquisition corporations in the past. Our shareholders should not rely on their respective historical records or performance as indicative of our future performance.

Acquisition Strategy

While we may pursue an initial business combination with a company in any sector, we are focusing our search on the new economy sectors and related businesses, which complements the expertise of our officers, directors, and advisors. We believe the new economy sectors have been poised for significant growth starting in 2021 and will last for years to come.

Investment Criteria

Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We use these criteria and guidelines in evaluating initial business combination opportunities, but we may decide to enter into an initial business combination with a target business that does not meet any or all of these criteria and guidelines.

●	Sustainable Earnings with Significant Growth: We are looking to acquire a business that has an established market share, consistent cash flow, and significant growth potential.
●	Public Market Reception: During the acquisition process, we are placing strong emphasis on the viability of the business to operate within the public markets, and additionally, the reception the markets will provide for the business we select. Our goal is to find a company that generates public market enthusiasm once an acquisition is announced.
●	Barriers to Entry: We are looking at what, if any, barriers to entry there are for new competitors to come into the market or for current competitors to offer similar products. Ideally, the company we select will have a high barrier to entry, enabling stronger competitive advantages.
●	Competitive Advantages: We are examining the competitive advantages potential target companies have established within their industry, and how these advantages may enable the business to gain excess market share, higher margins, higher demand, among other advantages.
●	Public Markets Management Team: We are searching for a company that will have a management team ready for the public markets and that can operate with our team as advisors.
●	Leveraging our management team’s experiences: We are searching for a business that will complement our team’s expertise and enable our team to contribute significant value to its operations.
●	Other criteria: In evaluating prospective targets, we may also consider criteria such as general financial condition, capital requirements, internal structure, corporate governance, the impact of current and future regulations, licensing and other market and geographic-specific conditions.

These criteria are not exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into a business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to an initial business combination, which, as discussed in this Annual Report on Form 10-K, would be in the form of proxy solicitation or tender offer materials, as applicable, that we would file with the SEC.

Effecting a business combination

General

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following our IPO. We intend to effectuate an initial business combination using cash from the proceeds of our IPO, our shares, new debt, proceeds from the new issuance of securities, or a combination of these, as the consideration to be paid in an initial business combination. We may seek to consummate an initial business combination with a company or business that may be financially unstable or in its early stages of development or growth (such as a company that has begun operations but is not yet at the stage of commercial manufacturing and sales), which would subject us to the numerous risks inherent in such companies and businesses, although we will not be permitted to effectuate an initial business combination with another blank check company or a similar company with nominal operations, except for our pursuit of an initial business combination .

If an initial business combination is paid for using shares or debt securities, or not all of the funds released from the trust account are used for payment of the purchase price in connection with our business combination or used for redemptions or purchases of our ordinary shares, we may apply the cash released to us from the trust account that is not applied to the purchase price for general corporate purposes, including for maintenance or expansion of operations of acquired businesses, the payment of principal or interest due on indebtedness incurred in consummating an initial business combination, to fund the purchase of other companies or for working capital.

We have not entered into any definitive agreement with any acquisition target. From the period prior to our formation through the date of this Annual Report on Form 10-K, there have been no communications, evaluations or discussions between any of our officers, directors or our co-sponsors and any of their contacts or relationships regarding a potential initial business combination. We have not engaged or retained any agent or other representative to identify or locate any suitable acquisition candidate. Subject to the requirement that an initial business combination must be with one or more target businesses or assets having an aggregate fair market value of at least 80% of the value of the trust account (excluding any taxes payable on the income earned on the trust account) at the time of the agreement to enter into such initial business combination, we have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses. Accordingly, there is no current basis for investors to evaluate the possible merits or risks of the target business with which we may ultimately complete an initial business combination. Although our management will assess the risks inherent in a particular target business with which we may combine, this assessment may not result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely impact a target business.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the consummation of an initial business combination, and we may effectuate an initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. Subject to compliance with applicable securities laws, we would consummate such financing only simultaneously with the consummation of our business combination. In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law or Nasdaq, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with an initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Sources of Target Businesses

While we may pursue an initial business combination with a company in any sector, we are focusing our search on the new economy sectors and related businesses, which complements the expertise of our officers, directors, and advisors. We believe the new economy sectors were poised for significant growth beginning in 2021 and lasting for years to come. Target business candidates are brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity groups, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources also may introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read the prospectus filed with the U.S. Securities and Exchange Commission (the “SEC”) on July 20, 2021 relating to our IPO (Registration Statement on Form S-1 (File No. 333-253641) (as amended, the “Registration Statement”) initially filed with the SEC on February 26, 2021).

Selection of a Target Business and Structuring of a Business Combination

In evaluating a prospective target business, we conduct due diligence that encompasses, among other things, (i) meetings with incumbent management and their advisors (if applicable); (ii) document reviews; (iii) interviews with various stakeholders, including, but not limited to, employees, customers and suppliers; (iv) on-site inspection of facilities; and (v) reviewing financial, operational, legal and other information made available to us.

Our acquisition criteria, due diligence processes, and value creation methods are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into an initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to an initial business combination, which, as discussed in this Annual Report on Form 10-K, would be in the form of tender offer documents or proxy solicitation materials that we would file with the SEC.

Fair Market Value of Target Business or Businesses

Nasdaq rules require that an initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable) at the time of our signing a definitive agreement in connection with an initial business combination. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. Our shareholders will be relying on the business judgment of our board of directors, which will have significant discretion in choosing the standard used to establish the fair market value of the target or targets, and different methods of valuation may vary greatly in outcome from one another. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to an initial business combination.

If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from either (i) an independent investment banking firm that is a member of FINRA, (ii) another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire, or (iii) an independent accounting firm, with respect to the satisfaction of such criteria. We might purchase multiple businesses in unrelated industries in conjunction with an initial business combination, although there is no assurance that will be the case. We have also agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our Sponsor. Subject to these requirements, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate an initial business combination with another blank check company or a similar company with nominal operations.

Competition

In identifying, evaluating and selecting a target business for an initial business combination, there is intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups, leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for an initial business combination and our issued and outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Management Operating and Investment Experience

In order to achieve our objectives of acquiring the right Indian or other company, we have assembled a group of officers and directors who have experience in the public company governance, executive leadership, operations oversight, private equity investment management and capital markets, both in India and the United States.

Our management team has served as directors, and in executive and advisory capacities, for publicly-listed and privately-owned companies. Our directors have experience with acquisitions, divestitures, corporate strategy and implementation, and both cross border (India-U.S.) and U.S. initial public offerings. We believe our management team’s background provides us with the ability to source transactions and identify companies that can thrive in a public-listing environment. We believe this experience is a significant benefit to us as we evaluate potential acquisition or merger candidates and for a potential initial business combination. Additionally, over the course of their careers, our management team, board and advisors have developed an extensive network of contacts and corporate relationships, which we believe will provide us with an important source of transaction opportunities, although there can be no assurance of this.

Emerging Growth Company Status and Other Information

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the end of the prior fiscal year’s second quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Employees

We currently have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they will devote as much of their time as they deem necessary to our affairs until we have completed an initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for an initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the consummation of an initial business combination.

Periodic Reporting and Financial Information

Our units, shares, and warrants are registered under the Exchange Act and we have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, this Annual Report on Form 10-K contains financial statements audited and reported on by our independent registered public auditors. You can read our SEC filings over the internet at the SEC’s website at www.sec.gov.

We will provide shareholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to shareholders to assist them in assessing a potential transaction with a target business. These financial statements may be required to be prepared in accordance with, or be reconciled to, U.S. GAAP, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete an initial business combination within the prescribed time frame.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2022, as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

ITEM 1A.	RISK FACTORS

An investment in our securities involves a high degree of risk. Our shareholders should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K, before making a decision to invest in our units. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and our shareholders could lose all or part of their investment.

General Risk Factors

We are a company with no operating history and no revenues, and our shareholders have no basis on which to evaluate our ability to achieve our business objective.

We are a blank check company incorporated under the laws of the Cayman Islands with no operating results. Because we lack an operating history, our shareholders have no basis upon which to evaluate our ability to achieve our business objective of completing an initial business combination with one or more target businesses. We have no definitive plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete an initial business combination. If we fail to complete an initial business combination, we will never generate any operating revenues.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2021, we had $670,522 in our operating bank accounts, $202,006,302 in securities held in the trust account to be used for an initial business combination or to repurchase or redeem its ordinary shares in connection therewith and working capital of $653,414. Further, we expect to incur significant costs in pursuit of our financing and acquisition plans. Management’s plans to address this need for capital are discussed in the section of this Annual Report on Form 10-K titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our plans to raise capital and to consummate an initial business combination may not be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm’s report that accompanies our financial statements for the period ended December 31, 2021, which are included elsewhere in this Form 10-K, contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern” and Note 1 to such financial statements contains further information regarding our ability to continue as a going concern.  Such financial statements do not include any adjustments that might result from our inability to continue as a going concern.

We are an “emerging growth company” and a “smaller reporting company” within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the end of the prior fiscal year’s second quarter, in which case we would no longer be an emerging growth company as of the following fiscal year end. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K promulgated by the SEC. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Risks Relating to Our Search for, and Consummation of or Inability to Consummate, a Business Combination

Our public shareholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete an initial business combination even though a majority of our public shareholders do not support such a combination.

We may not hold a shareholder vote to approve an initial business combination unless the business combination would require shareholder approval under applicable Cayman Islands law or the rules of the Nasdaq or if we decide to hold a shareholder vote for business or other reasons. Examples of transactions that would not ordinarily require shareholder approval include asset acquisitions and share purchases, while transactions such as direct mergers with our company or transactions where we issue more than 20% of our outstanding shares would require shareholder approval. For instance, the Nasdaq rules currently allow us to engage in a tender offer in lieu of a shareholder meeting but would still require us to obtain shareholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our outstanding shares, we would seek shareholder approval of such business combination. Except as required by law or Nasdaq rules, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may consummate an initial business combination even if holders of a majority of the issued and outstanding ordinary shares do not approve of the business combination we consummate.

Our shareholders only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of their right to redeem their shares from us for cash, unless we seek shareholder approval of such business combination.

Since our board of directors may complete a business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder approval. Accordingly, if we do not seek shareholder approval, our shareholders only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising their redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe an initial business combination.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) outbreak and the status of debt and equity markets.

In March 2020, the World Health Organization declared novel coronavirus disease 2019 (COVID-19) a global pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets, and increased unemployment levels, all of which may become heightened concerns upon a further wave of infection or future developments. In addition, the pandemic has resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities. The COVID-19 pandemic has and a significant outbreak of other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential partner business with which we consummate a business combination could be materially and adversely affected.

Furthermore, we may be unable to complete a business combination if concerns relating to COVID-19 continue to restrict travel, limit the ability to have meetings with potential investors or the partner business’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a partner business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19, increased market volatility, decreased market liquidity, adverse trends in employment levels, prolonged inflation, geopolitical instability or conflicts (including the recent outbreak of hostilities between Russia and Ukraine), trade disruptions, economic or other sanctions, or a sustained capital market correction, among other events, and third-party financing being unavailable on terms acceptable to us or at all.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

The market for directors and officers liability insurance for special purpose acquisition companies has changed since 2020. Fewer insurance companies are offering quotes for directors’ and officers’ liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. There can be no assurance that these trends will not continue.

The increased cost and decreased availability of directors’ and officers’ liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors’ and officers’ liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors’ and officers’ liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, we may only redeem our public shares so long as our net tangible assets are at least $5,000,001 either immediately prior to or upon consummation of an initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to an initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition, as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for an initial business combination, we will not know how many shareholders may exercise their redemption rights, and therefore we will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If an initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provisions of the Class B ordinary shares result in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B shares at the time of the initial business combination. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per-share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commissions and after such redemptions, the per-share value of shares held by non-redeeming shareholders will reflect our obligation to pay the deferred underwriting commissions.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that an initial business combination would be unsuccessful and that our shareholders would have to wait for liquidation in order to redeem their shares.

If an initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that an initial business combination would be unsuccessful increases. If an initial business combination is unsuccessful, our shareholders would not receive their pro rata portion of the trust account until we liquidate the trust account. If our shareholders are in need of immediate liquidity, they could attempt to sell their shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, our shareholders may suffer a material loss on their investment or lose the benefit of funds expected in connection with our redemption until we liquidate or our shareholders are able to sell their shares in the open market.

The requirement that we complete an initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete an initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete an initial business combination within 15 months (or up to 21 months, as applicable) from the July 20, 2021 closing of the IPO. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete an initial business combination with that particular target business, we may be unable to complete an initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into an initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to consummate an initial business combination within 15 months (or up to 21 months, as applicable) after the July 20, 2021 closing of the IPO, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our Sponsor, officers and directors have agreed that we must complete an initial business combination within 15 months (or up to 21 months, as applicable) from the July 20, 2021 closing of the IPO. We may not be able to find a suitable target business and consummate an initial business combination within 15 months after the July 20, 2021 closing of the IPO. In addition, if we anticipate that we may not be able to consummate an initial business combination within 15 months from the July 20, 2021 closing of the IPO, our Sponsor or its affiliates or designees may, but are not obligated to, extend the period of time to consummate a business combination two times by an additional three months each time (for a total of up to 21 months to complete a business combination), as described in more detail in this Annual Report on Form 10-K. Our ability to complete an initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets, new rulemaking from the SEC (including the SEC’s proposed rules to enhance disclosure and investor protection relating to special purpose acquisition companies, shell companies, and projections, dated March 30, 2022) and the other risks described herein, including as a result of terrorist attaches, natural disasters, or a significant outbreak of infectious diseases. For example, the conflict between Ukraine and Russia continues to grow and, while the extent of the impact of the conflict on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the COVID-19 pandemic and other events (such as terrorist attacks, natural disasters, or a significant outbreak of other infectious diseases) may negatively impact businesses we may seek to acquire.

If we have not completed an initial business combination within 15 months (or up to 21 months, as applicable) from the July 20, 2021 closing of the IPO, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses) divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, our public shareholders may only receive $10.00 per share, and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.00 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share.” and other risk factors herein.

If we seek shareholder approval of an initial business combination, our Sponsor, directors, officers, advisers, and their respective affiliates may elect to purchase public shares or public warrants from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our securities.

If we seek shareholder approval of an initial business combination and we do not conduct redemptions in connection with an initial business combination pursuant to the tender offer rules, our Sponsor, directors, officers, advisers, or any of their respective affiliates may purchase public shares or public warrants or a combination thereof in privately-negotiated transactions or in the open market either prior to or following the completion of an initial business combination, although they are under no obligation to do so. Any such price per share may be different than the amount per share a public shareholder would receive if it elected to redeem its shares in connection with an initial business combination. Additionally at any time at or prior to an initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our Sponsor, directors, officers, advisors or any of their respective affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of an initial business combination or not redeem their public shares. However, our Sponsor, directors, officers, advisers, or any of their respective affiliates are under no obligation or duty to do so, and they have no current commitments, plans or intentions to engage in such purchases or other transactions and have not formulated any terms or conditions of such purchasers or other transactions. Such a purchase may include a contractual acknowledgement that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our Sponsor, directors, officers, advisers, or their respective affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The purpose of such purchases could be to vote such shares in favor of an initial business combination and thereby increase the likelihood of obtaining shareholder approval of an initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of an initial business combination, where it appears that such requirement would otherwise not be met. These purchases may result in the completion of an initial business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to reporting requirements.

In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

If we seek shareholder approval of an initial business combination, our Sponsor, officers and directors have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

Our Sponsor, officers and directors have agreed (and their permitted transferees are required to agree), pursuant to the terms of a letter agreement entered into with us, to vote any founder shares and any public shares held by them in favor of an initial business combination. As a result, in addition to the founder shares held by our initial purchasers, we would need only 7,500,001, or approximately 37.5%, of the 20,000,000 public shares sold in the IPO to be voted in favor of a transaction (assuming all issued and outstanding shares are voted) in order to have an initial business combination approved. Our initial shareholder beneficially owned shares representing approximately 20.0% of our outstanding Class A ordinary shares immediately following the completion of the IPO and the private placement. Accordingly, if we seek shareholder approval of an initial business combination, the agreement by our initial shareholder to vote in favor of our business combination will increase the likelihood that we will receive the necessary shareholder approval for such business combination than would be the case if such persons agreed to vote their founder shares and any public shares held by them in accordance with the majority of the votes cast by our public shareholders. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our Sponsor.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete an initial business combination. If we are unable to complete an initial business combination, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on our redemption, and our warrants will expire worthless.

We encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we may acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater financial, technical, human and other resources or more industry knowledge than us, and our financial resources are relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the IPO and the sale of the Private Placement Warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable is limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, if we are obligated to pay cash for the Class A ordinary shares redeemed and, in the event we seek shareholder approval of an initial business combination, we make purchases of our Class A ordinary shares, this will potentially reduce the resources available to us for an initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete an initial business combination, our public shareholders may receive only approximately $10.00 per share (or less in certain circumstances) on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.00 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors herein.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete an initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and
●	restrictions on the issuance of securities;
●	each of which may make it difficult for us to complete an initial business combination.
●	In addition, we may have imposed upon us burdensome requirements, including:
●	registration as an investment company;
●	adoption of a specific form of corporate structure; and
●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act.

The proceeds held in the trust account may be invested by the trustee only in United States government treasury bills with a maturity of 185 days or less or in money market funds investing solely in United States Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Because the investment of the proceeds are restricted to these instruments, we believe we meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act. If we are deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete an initial business combination, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time, such as the SEC’s proposed rules to enhance disclosure and investor protection relating to special purpose acquisition companies, shell companies, and projections, dated March 30, 2022, and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

If the funds not being held in the trust account are insufficient to allow us to operate for at least the 15 months (or up to 21 months, as applicable) following the July 20, 2021 closing of the IPO, we may be unable to complete an initial business combination.

The funds available to us outside of the trust account may not be sufficient to allow us to operate for at least the 15 months (or up to 21 months, as applicable) following the July 20, 2021 closing of the IPO, assuming that an initial business combination is not completed during that time. We expect to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital through the IPO and potential loans from certain of our affiliates are discussed in the section of this Form 10-K titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” However, our affiliates are not obligated to make loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time.

We cannot assure our shareholders that he funds available to us outside of the trust account, will be sufficient to allow us to operate for at least the 15 months (or up to 21 months, as applicable) following the July 20, 2021 closing of the IPO. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no- shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete an initial business combination, our public shareholders may receive only approximately $10.00 per share (or less in certain circumstances) on the liquidation of our trust account and our warrants will expire worthless. In such case, our public shareholders may only receive $10.00 per share, and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.00 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors herein.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into an initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into an initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into an initial business combination will not have all of these positive attributes. If we complete an initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash.

In addition, if shareholder approval of the transaction is required by law, or we decide to obtain shareholder approval for business or other legal reasons, it may be more difficult for us to attain shareholder approval of an initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete an initial business combination, our public shareholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.00 per share on the redemption of their Class A ordinary shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors herein.

We may have a limited ability to assess the management of a prospective target business and, as a result, may affect an initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting an initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their shares or warrants. Such shareholders are unlikely to have a remedy for such reduction in value.

The officers and directors of an acquisition candidate may resign upon completion of an initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidates’ key personnel upon the completion of an initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following an initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

We may seek acquisition opportunities with a financially unstable business or an entity lacking an established record of revenue or earnings.

To the extent we complete an initial business combination with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include volatile revenues or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence.

Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment bank or from an independent accounting firm, and consequently, our shareholders may have no assurance from an independent source that the price we are paying for a business is fair to our company from a financial point of view.

Unless we complete our business combination with an affiliated entity, or our board of directors cannot independently determine the fair market value of a target business or businesses, we are not required to obtain an opinion that the price we pay for a target is fair to our company from a financial point of view from (i) an independent investment banking firm, (ii) another independent firm that commonly renders valuation opinions for the type of company we seek to acquire, or (iii) an independent accounting firm. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to an initial business combination. However, if our board of directors is unable to determine the fair value of an entity with which we seek to complete an initial business combination based on such standards, we will be required to obtain an opinion as described above.

Since only holders of our founder shares have the right to vote on the election of directors prior to an initial business combination, Nasdaq may consider us to be a “controlled company” within the meaning of Nasdaq’s rules and, as a result, we may qualify for exemptions from certain corporate governance requirements that would otherwise provide protection to shareholders of other companies.

Only holders of our founder shares have the right to vote on the election of directors. As a result, Nasdaq may consider us to be a “controlled company” within the meaning of Nasdaq’s corporate governance standards. Under Nasdaq’s corporate governance standards, a company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

●	we have a board that includes a majority of “independent directors,” as defined under Nasdaq rules;
●	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
●	we have independent director oversight of our director nominations.

We do not intend to utilize these exemptions and intend to comply with the corporate governance requirements of Nasdaq, subject to applicable phase-in rules. However, if we determine in the future to utilize some or all of these exemptions, our shareholders will not have the same protections afforded to shareholders of companies that are subject to all of Nasdaq’s corporate governance requirements.

Since our Sponsor, officers and directors will lose their entire investment in us if an initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for an initial business combination.

Our Sponsor paid $25,000, or approximately $0.004 per share, in exchange for 5,750,000 founder shares issued on February 9, 2021 and to cover certain of the IPO costs, 750,000 shares of which have been subsequently forfeited following the expiration of the period for the underwriter to exercise its over-allotment option. Prior to the initial investment in the company of $25,000 by our Sponsor, the company had no assets, tangible or intangible. The number of founder shares issued was determined based on the expectation that the founder shares would represent 20% of the outstanding shares after the IPO (excluding any shares underlying any units our initial shareholder may have purchased after the IPO). The founder shares will be worthless if we do not complete an initial business combination.

In addition, our Sponsor and Cantor purchased an aggregate of 8,000,000 Private Placement Warrants at a price of $1.00 per warrant ($8,000,000 in the aggregate) in a private placement that closed simultaneously with the July 20, 2021 closing of the IPO. Of those 8,000,000 Private Placement Warrants, our Sponsor purchased 7,000,000, and Cantor purchased 1,000,000. Each Private Placement Warrant is exercisable for one Class A ordinary share at a price of $11.50 per share, subject to adjustment as provided herein. The terms of the Private Placement Warrants are identical to those of the public warrants, except as described in below in “Our warrants and founder shares may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate an initial business combination.”

The founder shares are identical to the ordinary shares included in the units sold in the IPO except that (i) only the holders of the founder shares have the right to vote on the appointment and removal of directors prior to an initial business combination, (ii) the founder shares are subject to certain transfer restrictions, (iii) our Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed (A) to waive their redemption rights with respect their founder shares held by them, and any public shares they may acquire during or after the IPO in connection with the completion of an initial business combination and (B) to waive their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete an initial business combination within  15 months (or up to 21 months, as applicable) from the July 20, 2021 closing of the IPO (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete an initial business combination within the prescribed time frame) and (iv) the founder shares will automatically convert into our Class A ordinary shares at the time of consummation of an initial business combination, on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights, as described herein and in our amended and restated memorandum and articles of association.

The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination.

We may only be able to complete one business combination with the proceeds of the IPO, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

Of the net proceeds from the IPO, approximately $202,000,000 are available to complete our business combination and pay related fees and expenses (which includes up to approximately $9,000,000 for the payment of deferred underwriting commissions).

We may effectuate an initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate an initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing an initial business combination with only a single entity our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset; or
●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to an initial business combination.

We may seek business combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results.

We may seek business combination opportunities with large, highly complex companies that we believe would benefit from operational improvements. While we intend to implement such improvements, to the extent that our efforts are delayed or we are unable to achieve the desired improvements, the business combination may not be as successful as we anticipate.

To the extent we complete an initial business combination with a large complex business or entity with a complex operating structure, we may also be affected by numerous risks inherent in the operations of the business with which we combine, which could delay or prevent us from implementing our strategy. Although our management team will endeavor to evaluate the risks inherent in a particular target business and its operations, we may not be able to properly ascertain or assess all of the significant risk factors until we complete our business combination. If we are not able to achieve our desired operational improvements, or the improvements take longer to implement than anticipated, we may not achieve the gains that we anticipate. Furthermore, some of these risks and complexities may be outside of our control and leave us with no ability to control or reduce the chances that those risks and complexities will adversely impact a target business. Such combination may not be as successful as a combination with a smaller, less complex organization.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete an initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete an initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete an initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate an initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

As the number of special purpose acquisition companies increases, there may be more competition to find an attractive target for an initial business combination. This could increase the costs associated with completing an initial business combination and may result in our inability to find a suitable target for an initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many companies have entered into business combinations with special purpose acquisition companies, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many additional special purpose acquisition companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, effort and resources to identify a suitable target for an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions (including the recent outbreak of hostilities between Russia and Ukraine) or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find a suitable target for and/or complete an initial business combination.

Our management may not be able to maintain control of a target business after an initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure a business combination so that the post-transaction company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction.

For example, we could pursue a transaction in which we issue a substantial number of new ordinary shares in exchange for all of the issued and outstanding capital stock, shares and/or other equity interests of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our issued and outstanding ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a business combination with which a substantial majority of our shareholders do not agree.

Our amended and restated memorandum and articles of association will not provide a specified maximum redemption threshold, except that we may only redeem our public shares so long as our net tangible assets are at least $5,000,001 either immediately prior to or upon consummation of an initial business combination and after payment of underwriters’ fees and commissions (such that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to an initial business combination. As a result, we may be able to complete an initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of an initial business combination and do not conduct redemptions in connection with an initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, directors, officers, or their respective affiliates. In the event the aggregate cash consideration we would be required to pay for all ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, blank check companies have, in the past, amended various provisions of their charters and modified governing instruments. We cannot assure our shareholders that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete an initial business combination that our shareholders may not support.

In order to effectuate a business combination, blank check companies have, in the past, amended various provisions of their charters and modified governing instruments. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and extended the period of time in which it had to consummate a business combination. We cannot assure our shareholders that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments or extend the time in which we have to consummate a business combination through amending our amended and restated memorandum and articles of association, which will require at least a special resolution of our shareholders as a matter of Cayman Islands law.

The provisions of our amended and restated memorandum and articles of association that relate to our pre-initial business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account), including an amendment to permit us to withdraw funds from the trust account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated, may be amended with the approval of holders of at least two-thirds of our ordinary shares who attend and vote in a general meeting, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association and the trust agreement to facilitate the completion of an initial business combination that some of our shareholders may not support.

Our amended and restated memorandum and articles of association provide that any of its provisions, including those related to pre-initial business combination activity (including the requirement to deposit proceeds of the IPO into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein and in our amended and restated memorandum and articles of association or an amendment to permit us to withdraw funds from the trust account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated), but excluding the provision of the articles relating to the appointment and removal of directors, may be amended if approved by holders of at least two-thirds of our ordinary shares who attend and vote in a general meeting, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our ordinary shares. We may not issue additional securities that can vote on amendments to our amended and restated memorandum and articles of association. Our Sponsor, which collectively beneficially owned approximately 20.0% of our ordinary shares following the July 20, 2021 closing of the IPO (assuming it did not purchase any units in the IPO), will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner it chooses. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which will govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which our shareholders do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

Certain agreements related to the IPO may be amended without shareholder approval.

Certain agreements, including the underwriting agreement relating to the IPO, the investment management trust agreement between us and CST registration rights agreement between us and our Sponsor, the administrative services agreement between us and our Sponsor, may be amended without shareholder approval. These agreements contain various provisions that our public shareholders might deem to be material. For example, the underwriting agreement related to the IPO, contains a covenant that the target company that we acquire must have a fair market value equal to at least 80% of the balance in the trust account at the time of signing the definitive agreement for the transaction with such target business (excluding the deferred underwriting commissions and taxes payable on the income earned on the trust account) so long as we obtain and maintain a listing for our securities on the Nasdaq. While we do not expect our board to approve any amendment to any of these agreements prior to an initial business combination, it may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement in connection with the consummation of an initial business combination. Any such amendment may have an adverse effect on the value of an investment in our securities.

We may be unable to obtain additional financing to complete an initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

We cannot ascertain the capital requirements for any particular initial business combination transaction. If the net proceeds of the IPO prove to be insufficient, either because of the size of an initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with an initial business combination or the terms of negotiated transactions to purchase shares in connection with an initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure our shareholders that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete an initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, even if we do not need additional financing to complete an initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after an initial business combination. If we are unable to complete an initial business combination, our public shareholders may only receive approximately $10.00 per share on the liquidation of our trust account, and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.00 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share.” and other risk factors below.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the occurrence of a natural disaster.

Our business could be adversely affected by severe weather conditions and natural disasters. Any of such occurrences could cause severe disruption to our daily operations, and may even require a temporary closure of our operations across one or more markets. Such closures may disrupt our business operations and adversely affect our business, financial condition and results of operations. Our operations could also be disrupted if our third-party service providers, business partners or acquisition targets were affected by such natural disasters. If the disruptions posed by such events continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

We may issue our shares to investors in connection with an initial business combination at a price that is less than the prevailing market price of our shares at that time.

In connection with an initial business combination, we may issue shares to investors in private placement transactions (so-called PIPE transactions) at a price of $10.00 per share or which approximates the per-share amounts in our trust account at such time, which is generally approximately $10.00. The purpose of such issuances will be to enable us to provide sufficient liquidity to the post-business combination entity. The price of the shares we issue may therefore be less, and potentially significantly less, than the market price for our shares at such time.

We may engage the underwriter or its affiliates to provide additional services to us after the IPO, which may include acting as financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. The underwriter is entitled to receive deferred commissions that will released from the trust only on a completion of an initial business combination. These financial incentives may cause the underwriter to have potential conflicts of interest in rendering any such additional services to us after the July 20, 2021 closing of the IPO, including, for example, in connection with the sourcing and consummation of an initial business combination.

We may engage the underwriter or its affiliates to provide additional services to us, including, for example, identifying potential targets, providing financial advisory services, acting as a placement agent in a private offering or arranging debt financing. We may pay the underwriter or its affiliates fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation. The underwriter is also entitled to receive a deferred commission relating to the IPO that is conditioned on the completion of an initial business combination. The fact that the underwriter or its affiliates’ financial interests are tied to the consummation of a business combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial business combination.

Risks Relating to Our Securities

If we are unable to consummate an initial business combination within 15 months (or up to 21 months, as applicable) of the July 20, 2021 closing of the IPO, our public shareholders may be forced to wait beyond such time period before redemption from our trust account.

If we are unable to consummate an initial business combination within 15 months (or up to 21 months, as applicable) from the July 20, 2021 closing of the IPO, we will distribute the aggregate amount then on deposit in the trust account (less up to $100,000 of the net interest earned thereon to pay dissolution expenses), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. Any redemption of public shareholders from the trust account shall be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to windup, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act (As Revised) of the Cayman Islands (the “Companies Act”). In that case, investors may be forced to wait beyond the initial 15 months (or up to 21 months, as applicable) before the redemption proceeds of our trust account become available to them and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we consummate an initial business combination prior thereto and only then in cases where investors have sought to redeem their ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we are unable to complete an initial business combination.

Subsequent to the completion of an initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our share price, which could cause our shareholders to lose some or all of their investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure our shareholders that this diligence will identify all material issues that may be present with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any shareholder or warrant holder who chooses to remain a shareholder or warrant holder following the business combination could suffer a reduction in the value of their shares or warrants. Such shareholders and warrant holders are unlikely to have a remedy for such reduction in value.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent auditors), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will enter into an agreement with a third party that has not executed a waiver only if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete an initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with an initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per public share initially held in the trust account, due to claims of such creditors.

Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and believe that our Sponsor’s only assets are securities of our company. Our Sponsor may not have sufficient funds available to satisfy those obligations. We have not asked our Sponsor to reserve for such obligations, and therefore, no funds are currently set aside to cover any such obligations. As a result, if any such claims were successfully made against the trust account, the funds available for an initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete an initial business combination, and our shareholders would receive such lesser amount per share in connection with any redemption of their public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

The proceeds held in the trust account must be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we do not to complete an initial business combination or make certain amendments to our amended and restated memorandum and articles of association, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete an initial business combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share. On December 31, 2021, the balance of the trust account is $202,006,302.

Our warrant agreement designates the courts of the State of New York located in the Borough of Manhattan or the United States District Court for the Southern District of New York as the exclusive forums for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York located in the Borough of Manhattan or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdictions, which jurisdictions shall be the exclusive forums for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdictions and that such courts represent inconvenient forums.

Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York, or a foreign action, in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions, or an enforcement action, and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

The choice-of-forum provision in our warrant agreement may (1) result in increased costs for investors to bring a claim or (2) limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors. We note that there is uncertainty as to whether a court would enforce this provision and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder.

Our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and our Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.00 per share.

If the net proceeds of the IPO not being held in the trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete an initial business combination and we will depend on loans from our Sponsor or management team to fund our search, to pay our taxes and to complete an initial business combination.

Of the net proceeds of the IPO, only approximately $1,600,000 were available to us initially outside the trust account to fund our working capital requirements and on March 31, 2022 only $440,583 remained available to us outside of the trust account to fund our working capital requirements. Because our IPO expenses totaled $557,812, an excess of our estimate of $400,000, we funded such excess with funds not to be held in the trust account. In such case, the amount of funds held outside the trust account decreased by a corresponding amount. If we are required to seek additional capital, we would need to borrow funds from our Sponsor, management team or other third parties to operate or may be forced to liquidate. None of our Sponsor, members of our management team, nor any of their respective affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of an initial business combination. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant, at the option of the lender. Such warrants would be identical to the Private Placement Warrants. Prior to the completion of an initial business combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor or officers or directors, because we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to obtain these loans, we may be unable to complete an initial business combination.

If we are unable to complete an initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive approximately $10.00 per share (or less in certain circumstances) on our redemption of our public shares, and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.00 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share.” and other risk factors herein.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, a bankruptcy or insolvency court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency laws, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy or insolvency claims deplete the trust account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, and thereby exposing themselves and our company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure our shareholders that claims will not be brought against us for these reasons. We and our officers and directors who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable to a fine of up to $18,293 and to imprisonment for up to five years in the Cayman Islands.

We may not hold an annual general meeting until after the consummation of an initial business combination. Our public shareholders will not have the right to appoint directors prior to the consummation of an initial business combination.

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until no later than one year after our first fiscal year end following our listing on the Nasdaq. There is no requirement under the Companies Act for us to hold annual general meetings in order to appoint directors. Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to discuss company affairs with management. In addition, as holders of our Class A ordinary shares, our public shareholders will not have the right to vote on the appointment or removal of directors prior to consummation of an initial business combination. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of shareholders) serving a 3-year term.

The grant of registration rights to our Sponsor and the underwriters may make it more difficult to complete an initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

Pursuant to an agreement to be entered into concurrently with the issuance and sale of the securities in the IPO, our Sponsor, the underwriters, and their respective permitted transferees can demand that we register the offer and sale of the Private Placement Warrants (and the Class A ordinary shares issuable upon their exercise), and the Class A ordinary shares issuable upon conversion of the founder shares after the founder shares convert to our Class A ordinary shares at the time of an initial business combination. We will bear the cost of registering the offer and sale of these securities. The registration and availability of the offer and sale of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make an initial business combination more costly or difficult to conclude. Shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A ordinary shares that is expected when the ordinary shares owned by our Sponsor, officers and directors or holders of our Working Capital Loans (as defined below) or their respective permitted transferees are registered.

Because we are not limited to a particular industry, sector, geographic area or any specific target businesses with which to pursue an initial business combination, our shareholders will be unable to ascertain the merits or risks of any particular target business’s operations.

We may pursue acquisition opportunities in any one of numerous industries, except that we will not, under our amended and restated memorandum and articles of association, be permitted to effectuate our business combination with another blank check company or similar company with nominal operations. Because we are in the process of identifying target businesses with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or an early stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure our shareholders that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure our shareholders that an investment in our securities will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any shareholders or warrant holders who choose to remain shareholders or warrant holders following the business combination could suffer a reduction in the value of their shares or warrants. Such shareholders and warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the business combination contained an actionable material misstatement or material omission.

We are not registering the offer and sale of the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis and potentially causing such warrants to expire worthless.

We are not registering the offer and sale of the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed that as soon as practicable, but in no event later than 15 business days after the closing of an initial business combination, we will use our commercially reasonable efforts to file, and within 60 business days following an initial business combination to have declared effective, a registration statement covering the offer and sale of such shares and maintain a current prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants, until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure our shareholders that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. If the offer and sale of the shares issuable upon exercise of the warrants is not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption is available. Notwithstanding the foregoing, if a registration statement covering the offer and sale of the Class A ordinary shares issuable upon exercise of the warrants is not effective within a specified period following the consummation of an initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. Notwithstanding the above, if our Class A ordinary shares are, at the time of any exercise of a warrant, not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, and in the event we do not so elect, we will use our commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and no exemption is available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A ordinary shares included in the units. If and when the warrants become redeemable by us, we may not exercise our redemption right if the issuance of shares upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our commercially reasonable efforts to register or qualify the offer and sale of such shares under the blue sky laws of the state of residence in those states in which the warrants were offered by us in the IPO.

We may issue additional Class A ordinary or preference shares to complete an initial business combination or under an employee incentive plan after completion of an initial business combination. We may also issue Class A ordinary shares upon the conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of an initial business combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association authorizes the issuance of up to 200,000,000 Class A ordinary shares, par value $0.0001 per share, 20,000,000 Class B ordinary shares, par value $0.0001 per share and 1,000,000 undesignated preference shares, par value $0.0001 per share. As of March 1, 2022, there were 180,000,000 and 15,000,000 authorized but unissued Class A and Class B ordinary shares available, respectively, for issuance, which amount does not take into account shares reserved for issuance upon exercise of issued and outstanding warrants (including the Private Placement Warrants) and upon conversion of the Class B ordinary shares. Class B ordinary shares are convertible into Class A ordinary shares, initially at a one-for-one ratio but subject to adjustment as set forth herein and in our amended and restated memorandum and articles of association. As of March 1, 2022, there were no preference shares issued and outstanding.

We may issue a substantial number of additional ordinary shares, and may issue preference shares, in order to complete an initial business combination or under an employee incentive plan after completion of an initial business combination. We may also issue Class A ordinary shares upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of an initial business combination as a result of the anti-dilution provisions that will be contained in our amended and restated memorandum and articles of association. However, our amended and restated memorandum and articles of association provide, among other things, that prior to an initial business combination, we may not issue additional ordinary shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. The issuance of additional ordinary shares or preference shares:

●	may significantly dilute the equity interest of investors in our shares;
●	may subordinate the rights of holders of ordinary shares if preference shares are issued with rights senior to those afforded our ordinary shares;
●	could cause a change in control if a substantial number of ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and
●	may adversely affect prevailing market prices for our units, ordinary shares and/or warrants.

The past performance of our management team, advisory council, Sponsor or any of their respective affiliates may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with, our management team, advisory council, Sponsor, or any of their respective affiliates, is presented for informational purposes only. Any past experience of and performance by our management team, advisory council, Sponsor, or any of their respective affiliates is not a guarantee either: (1) that we will be able to successfully identify a suitable candidate for an initial business combination; or (2) of any results with respect to any initial business combination we may consummate. Our shareholders should not rely on the historical record of our management team, advisory council, Sponsor, or any of their respective affiliates, as indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with an initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with an initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our tender offer or proxy materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with an initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. In the event that a shareholder fails to comply with these procedures, its shares may not be redeemed.

Our shareholders will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate their investment, therefore, our shareholders may be forced to sell their public shares or warrants, potentially at a loss.

Our public shareholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of an initial business combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with an initial business combination or to redeem 100% of our public shares if we do not complete an initial business combination within 15 months (or up to 21 months, as applicable) from the July 20, 2021 closing of the IPO or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity and (iii) the redemption of all of our public shares if we are unable to complete an initial business combination within 15 months (or up to 21 months, as applicable) from the July 20, 2021 closing of the IPO, subject to applicable law and as further described herein. Holders of warrants will not have any right to proceeds held in the trust account with respect to the warrants. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Accordingly, to liquidate their investment, our shareholders may be forced to sell their public shares or warrants, potentially at a loss.

The Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units, warrants and Class A ordinary shares are currently listed on the Nasdaq. Although we have meet the minimum initial listing standards set forth in the Nasdaq listing standards, we cannot assure our shareholders that our securities will be, or will continue to be, listed on the Nasdaq in the future or prior to an initial business combination. In order to continue listing our securities on the Nasdaq prior to an initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum amount in shareholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders, with at least 50% of such round lot holders holding securities with a market value of at least $2,500). Additionally, in connection with an initial business combination, we will be required to demonstrate compliance with Nasdaq initial listing requirements, which are more rigorous than Nasdaq continued listing requirements, in order to continue to maintain the listing of our securities on the Nasdaq. For instance, our share price would generally be required to be at least $4.00 per share and our shareholders’ equity would generally be required to be at least $5.0 million and we would be required to have a minimum of 300 round lot holders of our securities. We cannot assure our shareholders that we will be able to meet those initial listing requirements at that time.

If the Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the- counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, our Class A ordinary shares and warrants are listed on the Nasdaq, our units, Class A ordinary shares and warrants are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the Nasdaq, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities, including in connection with an initial business combination.

Our shareholders are not entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of the IPO are intended to be used to complete an initial business combination with a target business that is being identified, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,000 have filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units will be immediately tradable and we will have a longer period of time to complete an initial business combination than do companies subject to Rule 419. Moreover, if our IPO were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

If we seek shareholder approval of an initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if our shareholders or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, they will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

If we seek shareholder approval of an initial business combination and we do not conduct redemptions in connection with an initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the IPO, which we refer to as the “Excess Shares.” However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against an initial business combination. Our shareholders’ inability to redeem the Excess Shares will reduce their influence over our ability to complete an initial business combination and our shareholders could suffer a material loss on their investment in us if they sell Excess Shares in open market transactions. Additionally, our shareholders will not receive redemption distributions with respect to the Excess Shares if we complete an initial business combination. And as a result, our shareholders will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell their shares in open market transactions, potentially at a loss.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this Form 10-K to issue any notes or other debt securities, or to otherwise incur issued and outstanding debt, we may choose to incur substantial debt to complete an initial business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;
●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is issued and outstanding;
●	our inability to pay dividends on our ordinary shares;
●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, and debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

Our Sponsor will control the appointment of our board of directors until consummation of an initial business combination and hold a substantial interest in us. As a result, they will appoint all of our directors and may exert a substantial influence on actions requiring shareholder vote, potentially in a manner that our shareholders do not support.

Upon the July 20, 2021 closing of the IPO, our Sponsor owned approximately 20.0% of our issued and outstanding ordinary shares (assuming they have not purchased any units since the IPO). In addition, the founder shares entitle the Sponsor to appoint all of our directors prior to an initial business combination. Holders of our public shares have no right to vote on the appointment or removal of directors during such time. These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by at least 90% of our ordinary shares voting in a general meeting. As a result, our shareholders will not have any influence over the appointment or removal of directors prior to an initial business combination.

Neither our Sponsor nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Form 10-K. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, as a result of its substantial ownership in our company, our Sponsor may exert a substantial influence on other actions requiring a shareholder vote, potentially in a manner that our shareholders do not support, including amendments to our amended and restated memorandum and articles of association and approval of major corporate transactions. If our Sponsor purchases any additional ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their influence over these actions. In addition, our board of directors, whose members are elected by our Sponsor, is and will be divided into three classes, each of which will generally serve for term of three years with only one class of directors being elected in each year. We may not hold an annual meeting of shareholders to elect new directors prior to the completion of an initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial shareholder, because of its ownership position, will control the outcome, as only holders of our Class B ordinary shares will have the right to vote on the election of directors and to remove directors prior to an initial business combination. Accordingly, our Sponsor will exert significant influence over actions requiring a shareholder vote at least until the completion of an initial business combination.

Our Sponsor paid an aggregate of $25,000, or approximately $0.004 per founder share, and, accordingly, our shareholders experience immediate and substantial dilution upon the purchase of our Class A ordinary shares.

The difference between the public offering price per share (allocating all of the unit purchase price to the ordinary shares and none to the warrant included in the unit) and the pro forma net tangible book value per Class A ordinary share after the IPO constitutes the dilution to our shareholders and the other investors in our shares. Our Sponsor acquired the founder shares at a nominal price, significantly contributing to this dilution. Upon the July 20, 2021 closing of the IPO and assuming no value is ascribed to the warrants included in the units, our public shareholders incurred an immediate and substantial dilution of approximately 93.9% (or $9.39), the difference between the pro forma net tangible book value per share of $0.61 and the initial offering price of $10.00 per unit. This dilution will increase to the extent that the anti-dilution provisions of the Class B ordinary shares result in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares at the time of an initial business combination. In addition, because of the anti-dilution protection in the founder shares, any equity or equity-linked securities issued or deemed issued in connection with an initial business combination will be disproportionately dilutive to our Class A ordinary shares.

An investment in our Company may result in uncertain or adverse U.S. federal income tax consequences.

An investment in our Company may result in uncertain U.S. federal income tax consequences. For instance, because there are no authorities that directly address instruments similar to the units we issued, the allocation an investor makes with respect to the purchase price of a unit between the Class A ordinary shares and the one half of a warrant included in each unit could be challenged by the Internal Revenue Service (the “IRS”) or courts. Furthermore, the U.S. federal income tax consequences of a cashless exercise of warrants included in the units we issued in our IPO, is unclear under current law. Finally, it is unclear whether the redemption rights with respect to our ordinary shares suspend the running of the holding period of a U.S. for U.S. federal income tax purposes. Prospective investors are urged to consult their tax advisors with respect to these and other tax consequences when acquiring, holding or disposing of our securities.

We may be a passive foreign investment company, or “PFIC,” which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder of our Class A ordinary shares or warrants, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up exception and the status of an acquired company pursuant to an initial business combination. Depending on the particular circumstances the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year, moreover, will not be determinable until after the end of such taxable year. If we determine we are a PFIC for any taxable year, upon request, we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service, or the IRS, may require, including a PFIC annual information statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would likely be unavailable with respect to our warrants in all cases. We urge U.S. investors to consult their own tax advisors regarding the possible application of the PFIC rules to holders of our Class A ordinary shares and warrants. For a more detailed explanation of the tax consequences of PFIC classification to U.S. Holders.

We may reincorporate in another jurisdiction in connection with an initial business combination and such reincorporation may result in taxes imposed on shareholders.

We may, in connection with an initial business combination and subject to requisite shareholder approval under the Companies Act, reincorporate in the jurisdiction in which the target company or business is located, or in another jurisdiction. The transaction may require a shareholder or warrant holder to recognize taxable income in the jurisdiction in which the shareholder or warrant holder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to shareholders or warrant holders to pay such taxes. Shareholders or warrant holders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

There is currently no market for our securities and a market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

There is currently no market for our securities. Shareholders therefore have no access to information about prior market history on which to base their investment decision. The price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions, including as a result of the COVID-19 pandemic. Furthermore, an active trading market for our securities may never develop or, if developed, it may not be sustained. Our shareholders may be unable to sell their securities unless a market can be established and sustained.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The U.S. federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, which we refer to as U.S. GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, which refer to as the IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), which we refer to as the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete an initial business combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate an initial business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete an initial business combination may not be in compliance with the provisions of the Sarbanes- Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Our amended and restated memorandum and articles of association will contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include 3-year director terms and the ability of the board of directors to designate the terms of and issue new series of preference shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are subject to changing law and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance.

We are subject to rules and regulations by various governing bodies, including, for example, the SEC, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law. Our efforts to comply with new and changing laws and regulations have resulted in and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue- generating activities to compliance activities.

Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, we may be subject to penalty and our business may be harmed.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete an initial business combination, our public shareholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete an initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete an initial business combination, our public shareholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.00 per share on the redemption of their Class A ordinary shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least a majority of the then issued and outstanding public warrants.

Our warrants were issued in registered form under a warrant agreement between CST, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least a majority of the then issued and outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least a majority of the then issued and outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least a majority of the then issued and outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of ordinary shares purchasable upon exercise of a warrant.

Our warrants are accounted for as a warrant liability and are recorded at fair value upon issuance with any changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our securities or may make it more difficult for us to consummate an initial business combination.

Following the consummation of the IPO, we had 18,000,000 warrants outstanding (comprised of the 10,000,000 warrants included in the units and the 8,000,000 Private Placement Warrants). We currently account for these warrants as a warrant liability, which means that we record them at fair value upon issuance with any changes in fair value each period are reported in earnings. The impact of changes in fair value on earnings may have an adverse effect on the market price of our securities. In addition, potential targets may seek a business combination partner that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate an initial business combination with a target business.

Because each unit contains one-half of one redeemable warrant and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.

Each unit contains one-half of one redeemable warrant. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. Accordingly, unless our shareholders purchase at least two units, they will not be able to receive or trade a whole warrant. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of an initial business combination since the warrants will be exercisable in the aggregate for one half of the number of shares compared to units that each contain a warrant to purchase one whole share. Nevertheless, this unit structure may cause our units to be worth less than if they included a warrant to purchase one whole share.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

Unlike some other blank check companies, if

(i)	we issue additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of an initial business combination at a Newly Issued Price of less than $9.20 per share;
(ii)	the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of an initial business combination on the date of the consummation of an initial business combination (net of redemptions), and
(iii)	the Market Value is below $9.20 per share,

then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.

We may redeem our shareholders’ unexpired warrants prior to their exercise at a time that is disadvantageous to our shareholders, thereby making their warrants worthless.

We have the ability to redeem issued and outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our Class A ordinary shares equal or exceed $18.00 per share (as adjusted for share subdivisions, share consolidations, share capitalizations, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date we send the notice of redemption to the warrant holders. If and when the warrants become redeemable by us, we may not exercise our redemption right if the issuance of shares upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our commercially reasonable efforts to register or qualify such shares under the blue sky laws of the state of residence in those states in which the warrants were offered by us in the IPO. Redemption of the issued and outstanding warrants could force our shareholders (i) to exercise their warrants and pay the exercise price therefor at a time when it may be disadvantageous for our shareholders to do so, (ii) to sell their warrants at the then-current market price when our shareholders might otherwise wish to hold their warrants or (iii) to accept the nominal redemption price which, at the time the issued and outstanding warrants are called for redemption, is likely to be substantially less than the market value of our shareholders’ warrants. The Private Placement Warrants will not be redeemable by us so long as they are held by the initial purchasers or their respective permitted transferees. If the Private Placement Warrants are held by holders other than the initial purchasers or their respective permitted transferees, the Private Placement Warrants will be redeemable by us and exercisable by the holders on the same basis as the shares and warrants included in the units sold in the IPO. Otherwise, the Private Placement Warrants have terms and provisions that are identical to those of the public warrants sold in the IPO.

Our management’s ability to require holders of our warrants to exercise such warrants on a cashless basis will cause holders to receive fewer Class A ordinary shares upon their exercise of the warrants than they would have received had they been able to exercise their warrants for cash.

If we call our public warrants for redemption after the redemption criteria described elsewhere in this Form 10-K have been satisfied, our management will have the option to require any holder that wishes to exercise his warrant (including any warrants held by our Sponsor, officers or directors, other purchasers of our founders shares, or their permitted transferees) to do so on a “cashless basis.” If our management chooses to require holders to exercise their warrants on a cashless basis, the number of Class A ordinary shares received by a holder upon exercise will be fewer than it would have been had such holder exercised his warrant for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company.

Holders of Class A ordinary shares will not be entitled to vote on any appointment or removal of directors we hold prior to the completion of an initial business combination.

Prior to the completion of an initial business combination, only holders of our founder shares will have the right to vote on the appointment and removal of directors. Holders of our public shares will not be entitled to vote on the appointment or removal of directors during such time. In addition, prior to the completion of an initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason. Accordingly, our shareholders may not have any say in the management of our company prior to the consummation of an initial business combination.

Our warrants and founder shares may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate an initial business combination.

We have issued warrants to purchase 10,000,000 Class A ordinary shares, at a price of $11.50 per share (subject to adjustment as provided herein), as well as 8,000,000 Private Placement Warrants. Prior to the IPO, our Sponsor purchased an aggregate of 5,750,000 founder shares in a private placement, of which 750,000 were forfeited at the expiration of the underwriter’s period to exercise the over-allotment option. The founder shares are convertible into Class A ordinary shares on a one-for-one basis, subject to adjustment as set forth herein and in our amended and restated memorandum and articles of association. In addition, if our Sponsor or an affiliate of our Sponsor or certain of our officers and directors make any Working Capital Loans, up to $1,500,000 of such loans may be converted into warrants at a price of $1.00 per warrant, at the option of the lender. Such warrants are identical to the Private Placement Warrants. To the extent we issue Class A ordinary shares to effectuate a business transaction, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants or conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business transaction. Therefore, our warrants and founder shares may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

The Private Placement Warrants are identical to the warrants sold in the IPO except that, so long as they are held by the initial purchasers or their respective permitted transferees, the Private Placement Warrants (i) will not be redeemable by us, (ii) may not, subject to certain limited exceptions, be transferred, assigned or sold by the initial purchaser until 30 days after the completion of an initial business combination, and may be exercised by the holders on a cashless basis.

Because we are incorporated under the laws of the Cayman Islands, our shareholders may face difficulties in protecting their interests, and their ability to protect their rights through the U.S. Federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our officers or directors, or enforce judgments obtained in the United States courts against our officers or directors.

Our corporate affairs are governed by our amended and restated memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. We will also be subject to the federal securities laws of the United States. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully-developed and judicially-interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a federal court of the United States.

Shareholders of Cayman Islands exempted companies like the company have no general rights under Cayman Islands law to inspect corporate records or to obtain copies of the register of members of these companies. Our directors will have discretion under our amended and restated memorandum and articles of association to determine whether, and under what conditions, our corporate records may be inspected by our shareholders, but are not obliged to make them available to our shareholders. Thus, it may be more difficult for our shareholders to obtain the information needed to establish any facts necessary for a shareholder motion or to solicit proxies from other shareholders in connection with a proxy contest.

We have been advised by Maples and Calder (Cayman) LLP, our Cayman Islands legal counsel, that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

Risks Relating to our Management Team, our Sponsor, and their Respective Affiliates

We are dependent upon our officers and directors and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, Bhargava Marepally (Chief Executive Officer and a Director) and Prabhu Antony (President and a Director). We believe that our success depends on the continued service of our officers and directors, at least until we have completed an initial business combination. In addition, our officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our officers or directors. The unexpected loss of the services of one or more of our officers or directors could have a detrimental effect on us.

Our ability to successfully effect an initial business combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following an initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post- combination business.

Our ability to successfully effect an initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following an initial business combination, it is likely that some or all of the management of the target business will remain in place. While we will closely scrutinize any individuals we engage after an initial business combination, we cannot assure our shareholders that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

In addition, the officers and directors of an acquisition candidate may resign upon completion of an initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidates’ key personnel upon the completion of an initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following an initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following an initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with the company after the completion of an initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of an initial business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to his or her fiduciary duties under Cayman Islands law. However, we believe the ability of such individuals to remain with us after the completion of an initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of an initial business combination. We cannot assure our shareholders that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of an initial business combination.

Since our Sponsor paid only approximately $0.004 per share for the founder shares, certain of our officers and directors could potentially make a substantial profit even if we acquire a target business that subsequently declines in value.

In February 2021, 5,750,000 founder shares were issued to our Sponsor in exchange for a capital contribution of $25,000, or approximately $0.004 per share. 750,000 of those founder shares were subsequently forfeited following the expiration of the underwriter’s option to exercise the over-allotment option. Certain of our officers and directors have a significant economic interest in our Sponsor. As a result, the low acquisition cost of the founder shares creates an economic incentive whereby our officers and directors could potentially make a substantial profit even if we complete a business combination with a target business that subsequently declines in value and is unprofitable for public investors.

The nominal purchase price paid by our Sponsor for the founder shares may result in significant dilution to the implied value of our shareholders’ public shares upon the consummation of an initial business combination.

We offered our units at an IPO price of $10.00 per unit and the amount in our trust account is $10.00 per public share, implying an initial value of $10.00 per public share. However, prior to the IPO, our Sponsor paid a nominal aggregate purchase price of $25,000 for the founder shares, or approximately $0.004 per share. As a result, the value of our shareholders’ public shares may be significantly diluted upon the consummation of an initial business combination, when the founder shares are converted into public shares. For example, the following table shows the dilutive effect of the founder shares on the implied value of the public shares upon the consummation of an initial business combination, assuming that our equity value at that time was $191,000,000, which is the amount we had for an initial business combination in the trust account after payment of $9,000,000 of deferred underwriting commissions, no interest is earned on the funds held in the trust account, and no public shares are redeemed in connection with an initial business combination, and without taking into account any other potential impacts on our valuation at such time, such as the trading price of our public shares, the business combination transaction costs, any equity issued or cash paid to the target’s sellers or other third parties, or the target’s business itself, including its assets, liabilities, management and prospects, as well as the value of our public and Private Placement Warrants. At such valuation, each of our ordinary shares would have an implied value of $7.64 per share upon consummation of an initial business combination, which would be a 22.8% decrease as compared to the initial implied value per public share of $10.00 (the price per unit from the IPO, assuming no value to the public warrants).

Public shares	20,000,000
Founder shares	5,000,000
Total shares	25,000,000
Total funds in trust available for initial business combination (less deferred underwriting
commissions)	$191,000,000
Initial implied value per public share	$10.00
Implied value per share upon consummation of initial business combination	$7.64

The value of the founder shares following completion of an initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our ordinary shares at such time is substantially less than $10.00 per share.

Upon the July 20, 2021 closing of our IPO, our Sponsor invested in us an aggregate of $8,025,000, comprised of the $25,000 purchase price for the founder shares and the $8,000,000 purchase price for the Private Placement Warrants. Assuming a trading price of $10.00 per share upon consummation of an initial business combination, the 5,000,000 founder shares would have an aggregate implied value of $50,000,000. Even if the trading price of our ordinary shares was as low as $1.405 per share, and the Private Placement Warrants were worthless, the value of the founder shares would be equal to the Sponsor’s initial investment in us. As a result, our Sponsor is likely to be able to recoup its investment in us and make a substantial profit on that investment, even if our public shares have lost significant value. Accordingly, our management team, which owns interests in our Sponsor, may have an economic incentive that differs from that of the public shareholders to pursue and consummate an initial business combination rather than to liquidate and to return all of the cash in the trust to the public shareholders, even if that business combination were with a riskier or less-established target business. For the foregoing reasons, our shareholders should consider our management team’s financial incentive to complete an initial business combination when evaluating whether to redeem their shares prior to or in connection with the initial business combination.

Since our officers and directors will be eligible to share in a portion of any appreciation in founder shares purchased at approximately $0.004 per share, a conflict of interest may arise in determining whether a particular business combination target is appropriate for an initial business combination.

The members of our management team have invested in our Sponsor by subscribing units issued by the Sponsor. These officers and directors will not receive any cash compensation from us prior to a business combination but through their investment in the Sponsor will be eligible to share in a portion of any appreciation in founder shares and Private Placement Warrants, provided that we successfully complete a business combination. We believe that this structure aligns the incentives of these officers and directors with the interests of our shareholders. However, investors should be aware that these officers and directors have paid for an interest (directly, or indirectly through BP SPAC Sponsor, LLC, a member of Sponsor) in Sponsor, which holds the founder shares. Upon closing of the initial business combination, such officers and directors would be entitled to receive a distribution of their allocable share of founder shares. Each of these officers and directors paid for their interest in Sponsor in an amount equivalent to having paid approximately $0.004 per founder share. This structure also creates an incentive whereby our officers and directors could potentially make a substantial profit even if we complete a business combination with a target that ultimately declines in value and is not profitable for public investors.

Our officers and directors allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete an initial business combination.

Our officers and directors are not required to, and do not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of an initial business combination. Each of our officers may be engaged in several other business endeavors for which he or she may be entitled to substantial compensation and our officers are not obligated to contribute any specific number of hours per week to our affairs. Our officers and directors also serve or may in the future serve as officers and board members for other entities. In addition, our officers and directors are not prohibited from Sponsoring, forming, or becoming either a director or officer of any other special purpose acquisition company with a class of securities registered under the Exchange Act. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete an initial business combination. For a complete discussion of our officers’ and directors’ other business affairs, please see the section of this Form 10-K entitled “Directors, Executive Officers and Governance.”

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate an initial business combination, we continue to engage in the business of identifying and combining with one or more businesses. Our Sponsor and officers and directors are, or may in the future become, affiliated with entities such as operating companies or investment vehicles) that are engaged in making and managing investments in a similar business, although our officers may not become an officer of any other special purpose acquisition companies with a class of securities registered under the Exchange Act until we have entered into a definitive agreement regarding an initial business combination or we have failed to complete an initial business combination within 15 months (or up to 21 months, as applicable) after the July 20, 2021 closing of the IPO.

Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties.

Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to other entities prior to its presentation to us, subject to his or her fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

For a complete discussion of our officers’ and directors’ business affiliations and the potential conflicts of interest that our shareholders should be aware of, please see the sections of this Form 10-K entitled “Directors, Executive Officers and Governance--Conflicts of Interest” and “Certain Relationships and Related Transactions and Director Independence.”

Our officers, directors, security holders and each of their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or any of their affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our Sponsor, officers or directors, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, officers, directors or existing security holders, which may raise potential conflicts of interest.

In light of the involvement of our Sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, officers, and directors. Our officers and directors also serve as officers and board members for other entities, including, without limitation, those described under “Directors, Executive Officers and Governance — Conflicts of Interest.” Such entities may compete with us for business combination opportunities. Our Sponsor, officers, and directors are not currently aware of any specific opportunities for us to complete an initial business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a business combination with any such entity or entities. Although we are not be specifically focusing on, or targeting, any transaction with any affiliated entities, we may pursue such a transaction if we determine that such affiliated entity meets our criteria for a business combination as set forth in the section in this Form 10-K entitled “Effecting A Business Combination — Selection of a Target Business and Structuring of A Business Combination” and such transaction is approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm, regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our officers, directors or existing security holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

If our management following an initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following an initial business combination, any or all of our management could resign from their positions as officers of the Company, and the management of the target business at the time of the business combination will remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Since our Sponsor, officers and directors, and each of their respective affiliates will be reimbursed for any bona-fide, documented out-of-pocket expenses if an initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for an initial business combination.

At the closing of an initial business combination, our Sponsor, officers and directors, and each of their respective affiliates, will be reimbursed for any bona-fide, documented out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred in connection with activities on our behalf. These financial interests of our Sponsor, officers and directors may influence their motivation in identifying and selecting a target business combination and completing an initial business combination.

We may seek acquisition opportunities in industries or sectors that may be outside of our management’s areas of expertise.

We will consider a business combination outside of our management’s areas of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report on Form 10-K regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors.

Accordingly, any shareholders who choose to remain shareholders following an initial business combination could suffer a reduction in the value of their shares or warrants. Such shareholders are unlikely to have a remedy for such reduction in value.

Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Since the completion of the IPO and until we consummate an initial business combination, we are engaged in the business of identifying and combining with one or more businesses. Our directors and officers may now be, or in the future become, affiliated with entities that are engaged in a similar business.

In addition, our directors and officers may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to other entities prior to its presentation to us, subject to our directors’ and officers’ fiduciary duties under the Cayman Islands law. Our amended and restated memorandum and articles of association provide that we renounce, to the fullest extent permitted by applicable law, our interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

Our Sponsor and directors and officers are also not prohibited from Sponsoring, investing or otherwise becoming involved with, any other blank check companies similar to ours, including in connection with their initial business combinations, or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or ventures may present additional conflicts of interest in pursuing an initial business combination. However, we do not believe that any such potential conflicts would materially affect our ability to complete an initial business combination.

For further discussion of our executive officers’ and directors’ business affiliations and the potential conflicts of interest that our shareholders should be aware of, please see sections of this Form 10-K entitled “Directors, Executive Officers and Governance--Conflicts of Interest” and “Certain Relationships and Related Transactions and Director Independence.”

Members of our management team and board of directors have significant experience as founders, board members, officers or executives of other companies. As a result, certain of those persons have been, or may become, involved in proceedings, investigations and litigation relating to the business affairs of the companies with which they were, are, or may be in the future be, affiliated. These activities may have an adverse effect on us, which may impeded our ability to consummate an initial business combination.

During the course of their careers, members of our management team and board of directors have had significant experience as founders, board members, officers or executives of other companies. As a result of their involvement and positions in these companies, certain of those persons, are now, or may in the future become, involved in litigation, investigations or other proceedings relating to the business affairs of such companies or transactions entered into by such companies. Any such litigation, investigations or other proceedings may divert the attention and resources of the members of both our management team and our board of directors away from identifying and selecting a target business or businesses for an initial business combination and may negatively affect our reputation, which may impede our ability to complete an initial business combination.

Risks Relating to Acquiring and Operating a Business in Foreign Countries

We may seek acquisition opportunities in foreign countries that are subject to political, economic, and other uncertainties.

We may seek acquisition opportunities that have operations outside the United States. As a result, we could face political and economic risks and other uncertainties with respect these potential international operations. These risks may include the following, among other things:

●	loss of revenue, property, and equipment or delays in operations as a result of hazards such as expropriation, war, piracy, acts of terrorism, insurrection, civil unrest, and other political risks, including tension and confrontations among political parties;
●	transparency issues in general and, more specifically, the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and other anti-corruption compliance laws and issues;

●	increases in taxes and governmental royalties;
●	unilateral renegotiation of contracts by governmental entities;
●	redefinition of international boundaries or boundary disputes;
●	difficulties enforcing our rights against a governmental agency because of the doctrine of sovereign immunity and foreign sovereignty over international operations;
●	difficulties enforcing our rights against a governmental agency in the absence of an appropriate and adequate dispute resolution mechanism to address contractual disputes, such as international arbitration;
●	changes in laws and policies governing operations of foreign-based companies;
●	foreign-exchange restrictions; and
●	international monetary fluctuations and changes in the relative value of the U.S. dollar as compared to the currencies of other countries in which we conduct business.

Outbreaks of civil and political unrest and acts of terrorism have occurred in countries close to or where we may seek an acquisition. Continued or escalated civil and political unrest and acts of terrorism in the countries in which we may operate could result in our curtailing operations or delays in project completions. In the event that countries in which we may operate experience civil or political unrest or acts of terrorism, especially in events where such unrest leads to an unseating of the established government, our operations could be materially impaired. Our potential international operations may also be adversely affected, directly or indirectly, by laws, policies, and regulations of the United States affecting foreign trade and taxation, including U.S. trade sanctions. Realization of any of the factors listed above could materially and adversely affect our financial condition, results of operations, or cash flows.

We may reincorporate in another jurisdiction in connection with an initial business combination and such reincorporation may result in taxes imposed on shareholders.

We may, in connection with an initial business combination and subject to requisite shareholder approval under the Companies Act, reincorporate in the jurisdiction in which the target company or business is located or in another jurisdiction. The transaction may require a shareholder to recognize taxable income in the jurisdiction in which the shareholder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to shareholders to pay such taxes. Shareholders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

If we effect an initial business combination with a company with operations or opportunities outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

If we effect an initial business combination with a company with operations or opportunities outside of the United States, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations;
●	rules and regulations regarding currency redemption;
●	complex corporate withholding taxes on individuals;
●	laws governing the manner in which future business combinations may be effected;
●	tariffs and trade barriers;
●	regulations related to customs and import/export matters;

●	longer payment cycles;
●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;
●	currency fluctuations and exchange controls;
●	rates of inflation;
●	challenges in collecting accounts receivable;
●	cultural and language differences;
●	employment regulations;
●	crime, strikes, riots, civil disturbances, terrorist attacks and wars; and
●	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer, which may adversely impact our results of operations and financial condition.

After an initial business combination, it is possible that a majority of our officers and directors will live outside the United States and all of our assets will be located outside the United States; therefore investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after an initial business combination, a majority of our officers and directors will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our officers or directors or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our officers and directors under United States laws.

After an initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue will be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate an initial business combination and if we effect an initial business combination, the ability of that target business to become profitable.

We may reincorporate in another jurisdiction in connection with an initial business combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights.

In connection with an initial business combination, we may relocate the home jurisdiction of our business from the Cayman Islands to another jurisdiction. If we determine to do this, the laws of such jurisdiction may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

Exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of an initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of an initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

We employ a mail forwarding service, which may delay or disrupt our ability to receive mail in a timely manner.

Mail addressed to us and received at our registered office will be forwarded unopened to the forwarding address supplied by us to be dealt with. Neither we nor any of our directors, officers, or service providers (including the organization which provides registered office services in the Cayman Islands) will bear any responsibility for any delay howsoever caused in mail reaching the forwarding address, which may impair our shareholders’ ability to communicate with us.

We have identified material weaknesses in our internal control over financial reporting, related to accounting and valuation for complex financial instruments as a result of the change in classification of all our redeemable Class A ordinary shares as temporary equity, recording of fair value in excess of sale of private warrants, and the recognition of an over-allotment liability as a derivative. In addition, we have identified a material weakness in internal controls over financial reporting related to incomplete accounting for accruals. These material weaknesses could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Annual Report on Form 10-K, we identified material weaknesses in our internal control over financial reporting related to the accounting and valuation for complex financial instruments as a result of the change in classification of all of our redeemable Class A ordinary shares as temporary equity, recording of fair value in excess of sale of private warrants, and the recognition of an over-allotment liability as a derivative. In addition, we have identified a material weakness in internal controls over financial reporting related to incomplete accounting for accruals. As a result of these material weaknesses, our management concluded that our internal control over financial reporting was not effective as of December 31, 2021.

To respond to these material weaknesses, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our ordinary shares are listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our securities.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

As a result of such material weakness and the restatements, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report on Form 10-K, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our executive offices are located at One World Trade Center, Suite 8500, New York, NY 10007. The cost for our use of this space is included in the $10,000 per month fee are required to pay to our Sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

ITEM 3.	LEGAL PROCEEDINGS

We may be subject to legal proceedings, investigations and claims incidental to the conduct of our business from time to time. We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S UNITS, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our units began to trade on the Nasdaq under the symbol “APACU” on July 16, 2021. The Class A ordinary shares and warrants comprising the units began separate trading on the Nasdaq on September 7, 2021, under the symbols “APAC” and “APACW,” respectively.

Holders of Record

As of April 12, 2022, there was one holder of record of our units, one holder of record of our separately traded public Class A ordinary shares, and four holders of record of our separately traded public warrants. The number of record holders does not include beneficial owners of our securities whose securities are held in the names of various security brokers, dealers, and registered clearing agencies held through Cede & Co.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

In February 2021, our Sponsor purchased an aggregate of 5,750,000 of founder shares for an aggregate purchase price of $25,000 or approximately $0.004 per share, 750,000 shares of which have been subsequently forfeited following the expiration of the period for the underwriter to exercise its over-allotment option.

Simultaneously with the July 20, 2021 closing of the initial public offering, pursuant to the Private Placement Warrants Purchase Agreements, the Company completed the private sale of an aggregate of 8,000,000 Private Placement Warrants to the Sponsor and the Underwriters (7,000,000 Private Placement Warrants to the Sponsor and 1,000,000 Private Placement Warrants to the Underwriters) at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $8,000,000. The Private Placement Warrants are identical to the Warrants sold as part of the Units in the IPO, except as otherwise disclosed in this Form 10-K. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

Use of Proceeds

For a description of the use of the proceeds generated in our IPO, see below Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Any purchases by our Sponsor, directors, officers, or their respective affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our Sponsor, directors, officers, or their respective affiliates will not make purchases of ordinary shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act.

ITEM 6.	[RESERVED]
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All statements other than statements of historical fact included in this Report including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We are a blank check company formed for the purpose of effecting a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more target businesses. We intend to effectuate our business combination using cash from the proceeds of our IPO and the sale of the placement units that occurred simultaneously with the completion of our IPO, our capital share, debt or a combination of cash, share and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through December 31, 2021 were organizational activities and those necessary to prepare for the IPO, described below, and since the IPO, the search for a prospective initial business combination. We do not expect to generate any operating revenues until after the completion of an initial business combination, at the earliest. We expect to generate non-operating income in the form of interest income from the proceeds of the IPO placed in the trust account. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the year ended December 31, 2021, we had a net income of $8,628,758, which consisted of operating expenses of $618,777, decrease in the fair value of warrant liabilities of $10,808,000, decrease in fair value of derivative liability of $190,208, $1,000,000 of fair value in excess of sale of private warrants, transaction cost allocated to the warrant issuance of $757,003, interest income of $28, and investment income on the trust account of $6,302.

Liquidity and Going Concern

On July 20, 2021, we consummated our initial public offering of 20,000,000 Units at $10.00 per Unit, generating gross proceeds of $200,000,000. Simultaneously with the closing of the initial public offering, we consummated the private placement of an aggregate of 8,000,000 Private Placement Warrants to our Sponsor at a price of $1.00 per warrant, generating gross proceeds of $8,000,000. Following our IPO, a total of $202,000,000 was placed in the trust account. We incurred $13,577,812 in transaction costs, including $4,000,000 of underwriting fees, $9,000,000 of deferred underwriting fees and $577,812 of other offering costs in connection with the IPO and the sale of the Private Placement Warrants.

For the year ended December 31, 2021, cash used in operating activities was $776,666. Net Cash used in investing activities was $202,000,000 and net cash provided by financing activities was $203,447,188 mainly reflecting the proceeds of our IPO and subsequent deposit into the trust account.

At December 31, 2021, we had cash and marketable securities held in the trust account of $202,006,302. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less income taxes payable), to complete our business combination. To the extent that our capital share or debt is used, in whole or in part, as consideration to complete a business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2021, the Company had $670,522 in its operating bank accounts, $202,006,302 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Ordinary Shares in connection therewith and working capital of $653,414. As of December 31, 2021, $6,302 of the amount on deposit in the Trust Account represented interest income. Management expects to incur significant costs in pursuit of its acquisition plans. The Company believes it will need to raise additional funds in order to meet the expenditures required for operating its business and to consummate a business combination. If the Company is unable to complete the Business Combination due to insufficient funds, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that that if the Company is unable to raise additional funds to alleviate liquidity needs, obtain approval for an extension of the deadline or complete a Business Combination by October 20, 2022, then the Company will cease all operations except for the purpose of liquidating. The Company has until October 20, 2022, 15 months from the closing of the IPO, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by the specified period. If a Business Combination is not consummated by October 20, 2022, there will be a mandatory liquidation and subsequent dissolution. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that these financial statements are issued. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

The underwriters are entitled to a deferred fee of $0.45 per Unit, or $9,000,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the trust account solely in the event that we complete a business combination, subject to the terms of the underwriting agreement

JOBS Act

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

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of executive compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our IPO or until we are no longer an “emerging growth company,” whichever is earlier.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates.

Critical Accounting Estimates

Critical accounting estimates are estimates where (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company believes these to be estimates used as inputs in the valuation of the derivative warrant liability and the derivative liability related to the over-allotment option extended to the underwriters at the time of the IPO. These estimates are the probability of a successful business combination by October 20, 2022, and the implied volatility of the Public and Private Warrants.

Accounting for Warrants

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter with changes in fair value recognized in the statements of operations in the period of change.

Ordinary Share Subject to Possible Redemption

We account for our ordinary share subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary share subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary share (including ordinary share that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, ordinary share is classified as shareholders’ equity. Our ordinary share features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary share subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity section of our balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary share to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary share are affected by charges against additional paid in capital and accumulated deficit.

Net income per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share. We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Net income per share is computed by dividing net loss by the weighted average number of shares of ordinary share outstanding during the period, excluding shares of ordinary share subject to forfeiture by the Sponsor. We did not consider the effect of the warrants issued in connection with the initial public offering and the private placement in the calculation of diluted income per ordinary share because their exercise is contingent upon future events. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standard Update (“ASU”) No. 2020-06, Debt -Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging -Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2020-06 on January 1, 2021, with no impact upon adoption. The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statement.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to make disclosures under this Item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and the notes thereto begin on page F-1 of this Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon that evaluation, our officers concluded that, as of December 31, 2021, our disclosure controls and procedures were not effective due to a material weakness in internal controls over financial reporting related to accounting and valuation for complex financial instruments since inception as well as incomplete accounting for accruals.

To address these material weaknesses, management has devoted, and plans to continue to devote, significant effort and resources to the remediation and improvement of its internal control over financial reporting and to provide processes and controls over the internal communications within the company, financial advisors and independent registered public accounting firm. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. We plan to include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. Other than this issue, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Controls Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the fourth quarter of the fiscal year covered by this Annual Report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. This Annual Report on Form 10-K does not include a management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies and for an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers as of April 12, 2022.

Directors and Officers

Name	Age	Titles
Bhargava Marepally	50	Chief Executive Officer and Director
Prabhu Antony	43	President, Chief Financial Officer, and Director
Sylvia Barnes	65	Director
Shamla Naidoo	57	Director
Richard Saldanha	78	Director
Jeff Najarian	63	Director
Naresh Kothari	51	Director

Bhargava Marepally has served as our Chief Executive Officer and a director since February 2021. Mr. Marepally, as the CEO and founder of GSS Infotech, comes with over 20 years of experience in the IT Services Industry. GSS made it to the “Forbes’ list of Asia’s 200 Best Under $1 Billion” in 2009. Mr. Marepally led an acquisition led growth strategy that included buyout of ATEC, Infospectrum and System Dynamix. He is a serial entrepreneur with stakes in several services firms across four continents serving several fortune 500 clients. He holds a double Master’s degree from the prestigious BITS, Pilani. He is a member of many technology and management associations worldwide.

Prabhu Antony has served as our President and a director since February 2021. Mr. Antony is a Co-Founder at Sett & Lucas, a Hong Kong headquartered financial institution that specializes in cross border mergers & acquisitions. As an M&A advisor, he has won several awards from the M&A Advisor Forum, the global thought leader in M&A. In 2016 he was awarded Investment Banker of the Year. In 2017 the acquisition of Starpoint by Day & Zimmerman won the M&A deal of the Year ($50 million - $75 million), and Mr. Antony was the deal lead at Sett & Lucas who advised Starpoint. In 2014 he was awarded the 5th Annual 40 Under 40 M&A Advisor Recognition (the dealmaker category). Mr. Antony is also the fund manager at Linus Ventures, a $200 million family office fund (based on AUM as on December 31, 2020) that manages secondary market and Pre-IPO investments. He has had several notable investments and eventual exits, which include secondary market pre-IPO investments into Docusign and Palantir exited through initial public offerings, a late stage investment into Meetup exited through acquisition by Wework and an early stage investment in Supr Daily exited through an acquisition by Swiggy, an Asian food delivery Unicorn. He holds a bachelor’s degree in electronics and instrumentation engineering, a Master’s in business administration and a post graduate diploma in international business. Mr. Antony is an alumni of the Wharton School of the University of Pennsylvania and Anna University in India.

Richard Saldanha has served as a director since July 2021. He will also be leveraging his private equity connections to identify the right target in India. Mr. Saldanha’s career spans over 50 years across a gamut of leadership functions that ranged from manufacturing and planning to corporate development and general management. He has been a board member since the mid 80’s on several boards of directors nationally and internationally. He served as an executive director of Blackstone India and was responsible for operational excellence of portfolio companies. He also served on the board of the Times Group as an executive director, a leading Indian media and publishing conglomerate to help build organizational capability, culture and competitiveness. He also served at the board level as Chairman with Trans Maldivian Airways (awarded the “World’s Leading Seaplane Operator” by the Word Travel Awards for four consecutive years from 2017 to 2020). A graduate Mechanical Engineer, he served Hindustan Lever & Unilever plc with distinction for 30 years. He spent almost 10 years in Latin America where he rose to be a Chairman and CEO of Unilever Peru and a member of the

Unilever Latin America Board. He returned to India as Managing Director of Haldia Petrochemicals Ltd. Mr. Saldanha is actively involved with NGOs and CSR initiatives.

Sylvia Barnes has served as a director since July 2021. Ms. Barnes is responsible for target assessment of companies in the ESG segment with a focus on renewable and sustainable energy markets. Ms. Barnes is an owner and co-founder of Tanda Resources LLC, a privately-held energy company, and since 2015 has been a principal involved in investments and consulting, including upstream oil & gas and alternative energy. Ms. Barnes has over 30 years of financial experience and a background in engineering. From 2011 - 2015, Ms. Barnes served as Managing Director and Group Head for KeyBanc Capital Markets Oil & Gas Investment and Corporate Banking Group and was a member of the firm’s Executive Committee. Prior to joining KeyBanc, Ms. Barnes was Head of Energy Investment Banking at Madison Williams, and Managing Director at Merrill Lynch’s energy investment banking practice. She joined Merrill as part of the firm’s acquisition of Petrie Parkman & Co. Prior to that Ms. Barnes worked as Managing Director and SVP for Nesbitt Burns, including serving as head of the firm’s U.S. energy investment banking group and working in various capacities at Nesbitt Burns and its parent company, Bank of Montreal. As a banker Ms. Barnes devoted her career to serving companies in the energy sector and she successfully executed a variety of mergers, acquisitions and divestiture transactions, and advised on public and private equity offerings and private debt and equity placements. Ms. Barnes has been a member of the board of directors of five other publicly-traded companies: a SPAC Pure Acquisition Corp., and Teekay LNG Partners L.P., Ultra Petroleum Corp., SandRidge Energy Inc. and Halcon Resources Corporation and was a Member of various Committees and Chaired an Audit, Governance, Compensation and Independent Directors Special Committee.

Ms. Barnes began her career as an engineer for Esso Resources. Ms. Barnes graduated from the University of Manitoba with a Bachelor of Science in Engineering (Dean’s List), was a licensed professional engineer in Alberta and earned a Masters of Business Administration in Finance from York University. Ms. Barnes’ experience provides her with valuable insights into corporate strategy, capital allocation, equity and debt financing and the assessment and management of risks faced by SPAC’s and other publicly-traded entities.

Shamla Naidoo has served as a director since July 2021. Ms. Naidoo is responsible for target assessment of SaaS; Enterprise Product companies and the overall security infrastructure of the target company. Ms. Naidoo is an accomplished information security executive with over 25 years of technology experience.  She is the head of Cloud Strategy and Innovation at Netskope and was previously the Global Chief Information Security Officer for IBM where she was responsible for safeguarding IBM globally including all its business units and brands. She is also a non-executive director on the board of QBE North America, a $15B market cap APAC insurance group. Her previous roles include Chief Information Officer, Chief Information Security Officer and Chief Risk Officer at leading companies including WellPoint, Northern Trust and ABN AMRO. Ms. Naidoo is an adjunct law professor, developing and teaching courses in information technology, cybersecurity and privacy law. She also has a license to practice law in both Illinois and Washington DC. Ms. Naidoo holds a bachelor’s degree in Information Systems and Economics from the University of South Africa, and a Juris Doctor degree from the UIC School of Law, John Marshall Law School.

Naresh Kothari has served as a director since July 2021. Mr. Kothari is a seasoned Indian financial services professional with over 23 years of experience in business building and capital markets. During his career, he has held various operating as well as management responsibilities. He was one of the earliest Senior Partners at Edelweiss Financial Services, and was a key person involved in shaping it into one of the leading financial services firms of India. At Edelweiss, he led teams that built one of India’s largest domestic Institutional Brokerage business, a large coverage platform with some of the best corporate relationships in India, one of the most aggressive Equity Capital Markets platform and also a leading alternative asset management platform. During his 13-year tenure, he held various management roles including President of Edelweiss Capital, senior member of Management Committee, Co-Head of Edelweiss Alternative Asset Advisors, Head of Coverage & ECM, and Co-Head of Institutional Equities. Mr. Kothari spent the initial years of his career in building and running an institutional equities sales & trading desk at ICICI Securities. Along with building various financial services businesses, he has also played an active role in advising Corporate India on business and capital markets strategy. This active engagement approach also led to development of very strong relationships with corporate India over the years. He remains an active board member on a few of these corporates. Mr. Kothari has also done extensive analytical work including identifying some of the most successful investment themes in India. His deep understanding of various asset classes and how they play out across business cycles is now being used in building out some of the most innovative strategies for alternative investing in India through his new firm Alpha Alternatives.

Mr. Kothari is an MBA from Indian Institute of Management, Ahmedabad, which is the premier business school in India and Bachelor of Engineering in Computer Science from the University of Mumbai. He is an avid fitness enthusiast and has run marathons. He is also an ardent reader.

Jeff Najarian has served as a director since July 2021. Mr. Najarian is responsible for target assessment and business model due diligence for Information Technology and IT Enabled services companies. Mr. Najarian founded Starpoint Solutions in 1982 and built it into one of the nation’s fastest-growing, privately held companies. Goldman Sachs acquired a minority stake in the firm through its venture fund.

Eventually Mr. Najarian bought back Goldman’s stake and recapitalized the firm. As a result of his guidance and Starpoint’s success, Starpoint was named to the CRN SolutionProvider 500 list for 2017 and 2018.

Mr. Najarian eventually sold Starpoint to Day & Zimmermann, one of the country’s top munitions vendors with annual revenue over $2 billion. He currently mentors entrepreneurs and is himself a serial entrepreneur.

Our Advisory Council

To supplement our management team, we have appointed several individuals to our advisory council. Our advisory council has extensive investment and financial experience. We currently expect our advisory council to (i) assist us in sourcing potential business combination targets, (ii) provide their professional insights when we assess potential business combination targets and (iii) upon our request, provide their professional insights as we work to create additional value in the businesses that we acquire. In this regard, they will fulfill some of the same functions as our board members. However, the members of our advisory council have no obligation to provide advice or services to us. Furthermore, our advisory council does not perform board or committee functions, nor do they have any voting or decision making capacity on our behalf. Our advisory council is also not be subject to the fiduciary requirements to which our board members are subject. We may modify or expand the roster of our advisory council as we source potential business combination targets or create value in businesses that we may acquire.

Our directors and officers play a key role in identifying, evaluating, and selecting target businesses, and we anticipate that they will play a key role in structuring, negotiating and consummating our initial acquisition transaction. Except as described below under “Conflicts of Interest”, none of these individuals is currently a principal of or affiliated with a public company or blank check company that executed a business plan similar to our business plan. We believe that the skills and experience of these individuals, their collective access to acquisition opportunities and ideas, their contacts, and their transaction expertise should enable them to identify successfully and effect an acquisition transaction, although we cannot assure our shareholders that they will, in fact, be able to do so.

Family Relationships

There are no family relationships among the officers and directors, nor are there any arrangements or understanding between any of the directors or officers of our Company or any other person pursuant to which any officer or director was or is to be selected as an officer or director.

Involvement in Certain Legal Proceedings

During the last ten years, none of our officers, directors, promoters or control persons have been involved in any legal proceedings as described in Item 401(f) of Regulation S-K except as disclosed below.

Mr. Marepally, our Chief Executive Officer and director, received an adjudication order from the Securities and Exchange Board of India dated as of April 29, 2013, which determined that he had violated certain regulations restricting opposite transactions and imposed a penalty of approximately $9,220 (at the exchange rate of Indian Rupee to US Dollar at the date of the adjudication order).

Board Meetings; Committee Meetings; and Annual Meeting Attendance

In 2021, the board of directors held three board meetings, three audit committee meetings, zero compensation committee meetings, zero nominating and corporate governance committee meetings, and the board acted by unanimous written consent on various matters on four occasions.

Officer and Director Qualifications

Our officers and board of directors are composed of a diverse group of leaders with a wide array of professional roles. In these roles, they have gained experience in core management skills, such as strategic and financial planning, financial reporting, compliance, risk management, and leadership development. Many of our officers and directors also have experience serving on boards of directors and board committees of other companies, and have an understanding of corporate governance practices and trends, which provides an understanding of different business processes, challenges, and strategies. Further, our officers and directors also have other experience that makes them valuable, managing and investing assets or facilitating the consummation of business combinations.

Board Committees

The board of directors has standing audit and compensation committees. The independent directors oversee director nominations. Each of the audit committee and compensation committee has a charter, which were filed with the SEC as exhibits to the Registration Statement on Form S-1 on March 23, 2021.

Audit Committee

We have established an audit committee of the board of directors. Ms. Barnes and Messrs. Najarian and Antony serve as members of our audit committee and Ms. Barnes serves as the Chairperson of the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent, subject to certain phase-in provisions. Currently, because Mr. Antony is not an independent director, we utilize a phase-in exemption under the Nasdaq rules and Rule 10A-3(b)(1)(iv)(A)(2), and expect that our audit committee will satisfy the standards promulgated by the Nasdaq and SEC by July 20, 2022. Reliance on the exemption does not materially adversely affect the ability of the audit committee to act independently and to satisfy the other applicable requirements. Each of Ms. Barnes and Mr. Najarian meets the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

Each member of the audit committee is financially literate and our board of directors has determined that Ms. Barnes qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the purpose and principal functions of the audit committee, including:

●	Assisting board oversight of (i) the integrity of our financial statements, (ii) our compliance with leg and regulatory requirements, (iii) our independent auditor’s qualifications and independence, and (iv) the performance of our internal audit function and independent auditors;
●	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;
●	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;
●	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;
●	setting clear hiring policies for employees or former employees of the independent auditors;
●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;
●	obtaining and reviewing a report, at least annually, from the independent auditors describing (i) the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within, the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;
●	Meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;
●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and
●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors. Ms. Barnes and Mr. Najarian serve as members of our compensation committee and Mr. Najarian serves as the chairman of the compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent, subject to certain phase-in provisions. Each such person meets the independent director standard under Nasdaq listing standards applicable to members of the compensation committee.

We have adopted a compensation committee charter, which details the purpose and principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation (if any is paid by us), evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and making recommendations to our board of directors with respect to the compensation, any incentive-compensation and equity-based plans that are subject to board approval of all of our other officers;
●	reviewing our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;
●	producing a report on executive compensation to be included in our annual proxy statement; and
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than reimbursement of expenses and as set forth below, no compensation of any kind, including finder’s, consulting or other similar fees, will be paid to any of our shareholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to complete the consummation of a business combination although we may consider cash or other compensation to officers or advisors to be paid either prior to or in connection with an initial business combination.

Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Nominating Committee

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605 of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who participate in the consideration and recommendation of director nominees are Mses. Barnes and Naidoo and Mr. Najarian. In accordance with Rule 5605 of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

Prior to an initial business combination, the board of directors will also consider director candidates recommended for nomination by holders of our founder shares during such times as they are seeking proposed nominees to stand for election at an annual general meeting (or, if applicable, an extraordinary general meeting). Prior to an initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders.

Conflicts of Interest

Investors should be aware of the following potential conflicts of interest:

Certain of our directors and officers have fiduciary or contractual duties to certain other companies in which they have invested or advised. These entities may compete with us for acquisition opportunities. If these entities decide to pursue any such opportunity, we may be precluded from pursuing such opportunities.

None of the members of our management team who are also employed by our Sponsor or its affiliates have any obligation to present us with any opportunity for a potential business combination of which they become aware, subject to his or her fiduciary duties under Cayman Islands law. Our management team, in their capacities as members, officers or employees of our Sponsor or its affiliates or in their other endeavors, may choose to present potential business combinations to the related entities described above, current or future entities affiliated with or managed by our Sponsor, or third parties, before they present such opportunities to us, subject to their fiduciary duties under Cayman Islands law and any other applicable duties. Our amended and restated memorandum and articles of association provide that to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. In addition, we may pay consulting, success or finder fees to our Sponsor, officers, directors, or their affiliates in connection with the consummation of an initial business combination.

Each of our officers and directors presently has, and in the future any of our officers and directors may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present acquisition opportunities to such entity. Accordingly, subject to his or her fiduciary duties under Cayman Islands law, if any of our officers or directors becomes aware of an acquisition opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will need to honor his or her fiduciary or contractual obligations to present such acquisition opportunity to such entity, and only present it to us if such entity rejects the opportunity. Our amended and restated memorandum and articles of association provide that, subject to his or her fiduciary duties under Cayman Islands law, no director or officer shall be disqualified or prevented from contracting with the company nor shall any contract or transaction entered into by or on behalf of the company in which any director shall have an interest be liable to be avoided. A director shall be at liberty to vote in respect of any contract or transaction in which he is interested provided that the nature of such interest shall be disclosed at or prior to its consideration or any vote thereon by the board of directors. We do not believe, however, that any fiduciary duties or contractual obligations of our officers or directors would materially affect our ability to complete our business combination.

Members of our management team may directly or indirectly own our ordinary shares and/or Private Placement Warrants, and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate an initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to an initial business combination. See “Risk Factors — Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Below is a table listing various  entities to which our officers and directors currently have fiduciary duties or contractual obligations:

Individual(1)	Entity	Entity’s Business	Affiliation/Title
Bhargava Marepally	GSS Infotech Limited	IT services	CEO and Founder
Prabhu Antony	Sett & Lucas Inc	Investments	Co-Founder
	Linus Ventures Inc	Investment Banking	Fund Manager
Sylvia Barnes	Tanda Resources LLC	Energy	Owner and Co-Founder
Shamla Naidoo	International Business Machines Corporation	Technology and Consulting	Global Chief Information Security Officer
	QBE Americas Inc.	Insurance	Director
Richard Saldanha	Entertainment Network (India) Limited	Media and Entertainment	Director
	Gokaldas Exports Limited	Apparel Exports	Director
	Nuziveedu Seeds Limited	Agribusiness	Director
	Bennett Coleman & Company Limited	Media and Publishing	Director
	Pridhvi Asset Reconstruction and Securitisation Company Limited	Finance	Director
	Times Internet Limited	Digital Commerce and Venture Capital	Director
	Apollo Health and Lifestyle Limited	Healthcare	Additional Director
Naresh Kothari	Alpha Alternatives Limited	Fund Management	Director
	Alpha Alternatives Holdings Private Limited	Fund Management	Director
	Provincial Finance and Leasing Co Private Limited	Financial Services and Leasing	Director
	AGC Networks Limited	IT Enabled Services	Director
	B L Kashyap and Sons Limited	Construction	Director
	Soul Space Projects Limited	Construction	Director
	Alpha Alternatives Fund Advisors LLP	Fund Management	Partner
	Alpha Alternatives Finserve Solutions LLP	Fund Management	Partner
	Third Edge Advisors LLP	Fund Management	Partner
	Alternatives Partners Services LLP	Fund Management	Partner
	Third Wind Advisors LLP	Fund Management	Partner
	Geometric Properties LLP	Fund Management	Partner

(1)

Each of the entities listed in this table has priority and preference relative to our company with respect to the performance by each individual listed in this table of his obligations and the presentation by each such individual of business opportunities

Code of Ethics

We adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws. The code of ethics codifies the business and ethical principles that govern all aspects of our business. A form of the code of ethics is incorporated as an exhibit to this Annual Report on Form 10-K, as originally filed as exhibit 14 to our Registration Statement on Form S-1/A on March 23, 2021.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors, officers and shareholders who beneficially own more than 10% of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act, collectively referred to herein as the “Reporting Persons,” to file initial statements of beneficial ownership of securities and statements of changes in beneficial ownership of securities with respect to the Company’s equity securities with the SEC. All Reporting Persons are required by SEC regulation to furnish us with copies of all reports that such Reporting Persons file with the SEC pursuant to Section 16(a). Based solely on our review of the copies of such reports and upon written representations of the Reporting Persons received by us, we believe that the following transactions were not timely reported:

			Number
	Late		of
Name	Report	Transactions Covered	Shares
Bhargava Marepally	Form 4	Forfeiture of requisite founder shares after expiration of over-allotment exercise period.	750,000
Prabhu Antony	Form 4	Forfeiture of requisite founder shares after expiration of over-allotment exercise period.	750,000
BP SPAC Sponsor LLC	Form 3	Reflecting shares beneficially owned by BP SPAC Sponsor LLC as the managing member of the Sponsor.	5,750,000
BP SPAC Sponsor LLC	Form 4	Forfeiture of requisite founder shares after expiration of over-allotment exercise period.	750,000

ITEM 11.	EXECUTIVE COMPENSATION

Employment Agreements

We have not entered into any employment agreements with our executive officers and have not made any agreements to provide benefits upon termination of employment.

Executive Officers and Director Compensation

Our officers and directors will not receive any cash compensation from us prior to a business combination, but through their investment in the Sponsor will be eligible to share in a portion of any appreciation in founder shares and Private Placement Warrants, provided that we successfully complete a business combination. We believe that this structure aligns the incentives of these officers and directors with the interests of our shareholders. Such individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors or audit committee, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

However, investors should be aware that these officers and directors have paid for an interest (directly, or indirectly through BP SPAC Sponsor, LLC, a member of Sponsor) in Sponsor, which holds the founder shares. Upon closing of the initial business combination, such officers and directors would be entitled to receive a distribution of their allocable share of founder shares. Each of these officers and directors paid for their interest in Sponsor in an amount equivalent to having paid approximately $0.004 per founder share.  This structure also creates an incentive whereby our officers and directors could potentially make a substantial profit even if we complete a business combination with a target that ultimately declines in value and is not profitable for public investors.

The Company entered into an agreement whereby, commencing on July 20, 2021, the Company is obligated to pay the Sponsor $10,000 per month for office space, administrative and support services. For the year ended December 31, 2021 and for the period from February 2, 2021 (inception) through December 31, 2021, the Company incurred $50,000 in fees for these services. At December 31, 2021 a total of $50,000 of administrative support services were included in the “Due to affiliates” balance in the accompanying balance sheet.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of April 12, 2022 (or such other date as specified below) the number of our ordinary shares beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of a class of our issued and outstanding ordinary shares; (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. As of April 12, 2022, we had 25,000,000 ordinary shares issued and outstanding, consisting of 20,000,000 Class A ordinary shares and 5,000,000 Class B ordinary shares issued and outstanding.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record of beneficial ownership of any ordinary shares issuable upon exercise of the warrants, as the warrants are not exercisable within 60 days of this Annual Report on Form 10-K.

	Class A Ordinary Shares		Class B Ordinary Shares		Approximate
			Number of		Percentage of
		Approximate	Shares	Approximate	Outstanding
	Number of Shares	Percentage of	Beneficially	Percentage of	Ordinary
Name and Address of Beneficial Owner	Beneficially Owned	Class	Owned(2)	Class	Shares
StoneBridge Acquisition Sponsor LLC(1)(2)	—	—	5,000,000	100.0%	20.0%
BP SPAC Sponsor LLC(2)	—	—	5,000,000	100.0%	20.0%
Bhargava Marepally(1)(2)	—	—	5,000,000	100.0%	20.0%
Prabhu Antony(1)(2)	—	—	5,000,000	100.0%	20.0%
Sylvia Barnes	—	—	—	—	—
Shamla Naidoo	—	—	—	—	—
Richard Saldanha	—	—	—	—	—
Jeff Najarian	—	—	—	—	—
Naresh Kothari	—	—	—	—	—
All directors and executive officers as a group (seven individuals)	—	—	5,000,000	100.0%	20.0%
Holders of 5% or more of our ordinary shares
Highbridge Capital Management, LLC(3)	1,764,540	8.8%	—	—	7.1%
Citadel Advisors LLC; Citadel Advisors Holdings LP; Citadel GP LLC; and Kenneth Griffin(4)	1,679,500	8.4%	—	—	6.7%
Cantor Fitzgerald Securities(5)	1,400,000	7.0%	—	—	5.6%
Polar Asset Management Partners Inc.(6)	1,200,000	6.0%	—	—	(9)
Millennium Management LLC; Millennium Group Management LLC; Israel A. Englander(7)	1,090,000	5.5%	—	—	(9)
MMCAP International Inc. SPC; and MM Asset Management Inc.(8)	1,000,000	5.0%	—	—	(9)

(1)The business address of such entity or person is One World Trade Center, Suite 8500, New York, NY 10007.

(2)Interests shown consist solely of the founder shares, classified as Class B ordinary shares, which are held by StoneBridge Acquisition Sponsor LLC. Such shares will automatically convert into shares of Class A ordinary shares at the time of an initial business combination on a one-for-one basis, subject to adjustment as described in our Registration Statement. StoneBridge

Acquisition Sponsor LLC is managed by its managing member, BP SPAC Sponsor LLC, which in turn is managed by Bhargava Marepally and Prabhu Antony. The address of BP SPAC Sponsor LLC is 1104 Linnea Lane, Southlake, Texas 76092. Any voting and dispositive decisions by BP SPAC Sponsor LLC are made by a vote of its managing members. Accordingly, Messrs. Marepally and Antony are deemed to share beneficial ownership. Notwithstanding the foregoing, Messrs. Marepally and Antony disclaim beneficial ownership of such shares, except to the extent of their pecuniary interest therein.

(3)Based solely on a Schedule 13G/A filed by the reporting person with the SEC on February 9, 2022. The principal business office address for the reporting person is 277 Park Avenue, 23rd Floor, New York, NY 10172.

(4)Based solely on the Schedule 13G/A filed by Citadel Advisors LLC; Citadel Advisors Holdings LP; Citadel GP LLC; and Kenneth Griffin on February 14, 2022. Citadel Advisors Holdings LP is the sole member of Citadel Advisors LLC. Citadel GP LLC is the general partner of Citadel Advisors Holdings LP. Mr. Griffin is the President and Chief Executive Officer of Citadel GP LLC, and owns a controlling interest in CGP. The principal business office address for each reporting person is 131 S. Dearborn Street, 32nd Floor, Chicago, IL 60603.

(5)Based solely on a Schedule 13G filed by the reporting person on September 15, 2021. The principal business office address for the reporting person is 110 East 59th Street, New York, NY 10022.

(6)Based solely on a Schedule 13G filed by the reporting person on February 11, 2022. The principal business office address for the reporting person is 16 York Street, Suite 2900, Toronto, ON, Canada M5J 0E6.

(7)Based solely on a Schedule 13G filed by Millennium Management LLC; Millennium Group Management LLC; and Israel A. Englander with the SEC on April 4, 2022. Millennium Group Management LLC is the managing member of Millennium Management LLC, and Mr. Englander is the sole voting trustee of the managing member of Millennium Group Management LLC. The principal business office address for each of Millennium Management LLC; Millennium Group Management LLC; and Israel A. Englander is 399 Park Avenue, New York, New York 10022.

(8)Based solely on the Schedule 13G/A filed by MMCAP International Inc. SPC and MM Asset Management Inc. with the SEC on February 7, 2022. The principal business office address for MMCAP International Inc. SPC is c/o Mourant Governance Services (Cayman) Limited, 94 Solaris Avenue, Camana Bay, P.O. Box 1348, Grand Cayman, KY1-1108, Cayman Islands, and the principal business office address for MM Asset Management Inc. is 161 Bay Street, TD Canada Trust Tower Ste 2240, Toronto, ON M5J 2S1 Canada.

(9)Aggregate number of ordinary shares held represents less than 5% of outstanding ordinary shares.

Our Sponsor, officers and directors or their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would be repaid upon consummation of an initial business combination, without interest.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Founder Shares

Our Sponsor paid $25,000 to cover certain IPO costs of the Company in consideration for 5,750,000 Class B ordinary shares or founder shares which were issued on February 9, 2021, 750,000 shares of which have been subsequently forfeited following the expiration of the period for the underwriter to exercise its over-allotment option. The founder shares will automatically convert into Class A ordinary shares at the time of the Company’s initial business combination and are subject to certain transfer restrictions. The Sponsor forfeited 750,000 of such founder shares following expiration of the period for the underwriter to exercise its over-allotment option, so that the founder shares represent 20.0% of the Company’s issued and outstanding shares after the IPO.

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

Due to Affiliates

As of December 31, 2021, a member of the Sponsor has paid $227,693 on behalf of the Company to cover deferred IPO and other formation costs. This amount will be repaid as soon as practical from the operating account.

Related Party Loans

In order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a business combination, the Company may repay the Working Capital Loans out of the proceeds of the trust account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the trust account. In the event that a business combination does not close, the Company may use a portion of proceeds held outside the trust account to repay the Working Capital Loans, but no proceeds held in the trust account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2021, the Company had no outstanding borrowings under the Working Capital Loans.

Support Services

The Company entered into an agreement, commencing on the effective date of the IPO through the earlier of the consummation of a business combination and the Company’s liquidation, to pay the Sponsor a monthly fee of $10,000 for office space, secretarial and administrative services.

In order to meet our working capital needs following the consummation of our IPO, our Sponsor, officers and directors and their respective affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would be repaid upon consummation of an initial business combination, without interest.

We reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of out-of-pocket expenses reimbursable by us; provided, however, that to the extent such expenses exceed the available proceeds not deposited in the trust account and the interest income earned on the amounts held in the trust account, such expenses would not be reimbursed by us unless we consummate an initial business combination. Our audit committee reviews and approves all reimbursements and payments made to our initial shareholder or any member of our management team, or our or their respective affiliates, and any reimbursements and payments made to members of our audit committee are reviewed and approved by our Board of Directors, with any interested director abstaining from such review and approval.

No compensation or fees of any kind, including finder’s fees, consulting fees or other similar compensation, will be paid to any of our initial shareholder, officers or directors who owned our ordinary shares, or to any of their respective affiliates, prior to or with respect to the business combination (regardless of the type of transaction that it is).

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions, including the payment of any compensation, will require prior approval by a majority of our uninterested “independent” directors (to the extent we have any) or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors (or, if there are no “independent” directors, our disinterested directors) determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Related Party Policy

We have not yet adopted a formal policy for the review, approval or ratification of related party transactions. Accordingly, the transactions discussed above were not reviewed, approved or ratified in accordance with any such policy.

We have adopted our code of ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our code of ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company. A form of our code of ethics was filed as an exhibit to the Registration Statement on Form S-1/A filed with the SEC on March 23, 2021.

In addition, our audit committee, pursuant to a written charter that we have adopted, is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present will be required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. A form of the audit committee charter was filed as an exhibit to the Registration Statement on Form S-1/A filed with the SEC on March 23, 2021. We also required each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicited information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our Sponsor, officers or directors unless we, or a committee of independent and disinterested directors, have obtained an opinion from an independent investment banking firm that is a member of FINRA, another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire, or an independent accounting firm that an initial business combination is fair to our company from a financial point of view. Furthermore, no finder’s fees, reimbursements or cash payments will be made to our Sponsor, officers, directors, advisers, or our or their respective affiliates, for services rendered to us prior to or in connection with the completion of an initial business combination. However, the following payments were or will be made to our Sponsor, officers, directors, advisers, or our or their respective affiliates, none of which were or will be made from the proceeds of the IPO held in the trust account prior to the completion of an initial business combination:

●	Repayment of up to an aggregate of up to $300,000 in loans made to us by our Sponsor to cover IPO-related and organizational expenses;
●	Reimbursement for office space, secretarial and administrative services provided to us by our Sponsor, in the amount of $10,000 per month;
●	Payment of customary consulting, success or finder’s fees in the event such party or parties provide us with specific target company, industry, financial or market expertise, as well as insights, relationships, services or resources in order to assess, negotiate and consummate an initial business combination. The amount of any such fee we pay will be based upon the prevailing market for similar services for comparable transactions at such time, and will be subject to compliance with applicable law and the review of our audit committee pursuant to the audit committee’s policies and procedures relating to transactions that may present conflicts of interest. We would disclose any such fee in the proxy or tender offer materials used in connection with a proposed business combination;
●	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and
●	Repayment of loans which may be made by our Sponsor or an affiliate of our Sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant, at the option of the lender. Such warrants would be identical to the Private Placement Warrants.

Our audit committee will review, on a quarterly basis, all payments that were made by us to our Sponsor, officers, directors, advisers, or our or any of their respective affiliates.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent within one year of our IPO. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that each of Ms. Barnes, Ms. Naidoo, Mr. Saldanha, Mr. Najarian and Mr. Kothari are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our audit committee will be entirely composed of independent directors meeting Nasdaq’s additional requirements applicable to members of the audit committee by the end of the phase-in period, as Mr. Antony is not considered an independent director under Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present. The Nasdaq’s listing standards require that a majority of our board of directors be independent. For a description of the director independence, see above Part III, Item 10 “Directors, Executive Officers and Corporate Governance” of this Annual Report on Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of fees paid or to be paid to Marcum LLP for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum LLP in connection with regulatory filings. The aggregate fees of Marcum LLP for professional services rendered for the audit of our financial statements and other required filings with the SEC for the year ended December 31, 2021 totaled approximately $131,325. The amount includes interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the year ended December 31, 2021, we did not pay Marcum LLP any audit-related fees.

Tax Fees. We did not pay Marcum LLP for tax services, planning or advice for the year ended December 31, 2021.

All Other Fees. We did not pay Marcum LLP for any other services for the year ended December 31, 2021.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	The following are filed with this report:
(1)	The financial statements listed on the Financial Statements Table of Contents

(2)Not applicable

(b)Exhibits

The following exhibits are filed with this report. Exhibits which are incorporated herein by reference can be obtained from the SEC’s website at sec.gov.

Exhibit No.	Description
1.1

Underwriting Agreement dated July 15, 2021 between the Company and Cantor Fitzgerald & Company (incorporated by reference to Exhibit 1.1 to the Form 8-K filed with the Securities & Exchange Commission on July 20, 2021)

3.1	Memorandum and Articles of Association of the Company dated February 2, 2021 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1/A filed with the SEC on June 28, 2021)
3.2	Amended Memorandum and Articles of Association of the Company (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1/A filed with the SEC on June 28, 2021)
4.1	Warrant Agreement dated July 15, 2021 between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the SEC on July 20, 2021)
4.2	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A filed with the SEC on March 23, 2021)
4.3	Specimen Class A Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1/A filed with the SEC on March 23, 2021)
4.4	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1/A filed with the SEC on March 23, 2021)
10.1	Letter Agreement dated July 15, 2021 between the Company and Cantor Fitzgerald & Company (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on July 20, 2021)
10.2	Investment Management Trust Agreement dated July 15, 2021 between the Company and CST (incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on July 20, 2021)
10.3

Registration Rights Agreement dated July 15, 2021 between the Company and StoneBridge Acquisition Sponsor LLC, Cantor Fitzgerald & Company and Odeon Capital Group, LLC (incorporated by reference to Exhibit 10.3 to the Form 8-K filed with the SEC on July 20, 2021)

10.4

Private Placement Warrants Purchase Agreement dated July 15, 2021 between the Company and StoneBridge Acquisition Sponsor LLC (incorporated by reference to Exhibit 10.4 to the Form 8-K filed with the SEC on July 20, 2021)

10.5

Private Placement Warrants Purchase Agreement dated July 15, 2021 between the Company and Cantor Fitzgerald & Company and Odeon Capital Group, LLC (incorporated by reference to Exhibit 10.5 to the Form 8-K filed with the SEC on July 20, 2021)

10.6

Administrative Services Agreement dated July 15, 2021 between the Company and StoneBridge Acquisition Sponsor LLC (incorporated by reference to Exhibit 10.5 to the Form 8-K filed with the SEC on July 20, 2021)

10.7	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 filed with the SEC on February 26, 2021)
10.8

Promissory Note dated February 5, 2021 issued by the Company in favor of StoneBridge Acquisition Sponsor LLC (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1/A filed with the SEC on February 26, 2021)

10.9

Securities Subscription Agreement dated February 5, 2021 between the Company and StoneBridge Acquisition Sponsor LLC (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1/A filed with the SEC on February 26, 2021)

14	Form of Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on March 23, 2021)
31.1	Certification of Principal Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STONEBRIDGE ACQUISITION CORPORATION

Dated: April 15, 2022	By:	/s/ Bhargava Marepally
	Name:	Bhargava Marepally
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bhargava Marepally	Chief Executive Officer and Director	April 15, 2022
Bhargava Marepally	(Principal executive officer)

/s/ Prabhu Antony	President, Chief Financial Officer, and Director	April 15, 2022
Prabhu Antony	(Principal accounting and financial officer)

/s/ Sylvia Barnes	Director	April 15, 2022
Sylvia Barnes

/s/ Shamla Naidoo	Director	April 15, 2022
Shamla Naidoo

/s/ Richard Saldanha	Director	April 15, 2022
Richard Saldanha

/s/ Jeff Najarian	Director	April 15, 2022
Jeff Najarian

/s/ Naresh Kothari	Director	April 15, 2022
Naresh Kothari

StoneBridge Acquisition Corporation

INDEX TO FINANCIAL STATEMENTS.

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

StoneBridge Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheet of StoneBridge Acquisition Corporation (the “Company”) as of December 31, 2021, the related statements of operations, changes in shareholders’ deficit and cash flows for the period from February 2, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from February 2, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination, the Company’s cash and working capital as of December 31, 2021 are not sufficient to complete its planned activities and the Company has determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a business combination, raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

New York, NY

April 15, 2022

Item 1. Financial Statements

STONEBRIDGE ACQUISITION CORPORATION

BALANCE SHEET

AS OF DECEMBER 31, 2021

ASSETS

CURRENT ASSETS
Cash	$670,522
Prepaid expenses and other current assets	324,280
Total current assets	994,802

Prepaid expenses - non-current	175,024
Investments held in trust account	202,006,302
TOTAL ASSETS	$203,176,128

LIABILITIES , REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$113,695
Due to affiliates	227,693
Total current liabilities	341,388

Derivative warrant liabilities	8,992,000
Deferred underwriting fee payable	9,000,000
Total liabilities	18,333,388

COMMITMENTS AND CONTINGENCIES (Note 6)
REDEEMABLE ORDINARY SHARES
Class A ordinary shares subject to possible redemption, $0.0001 par value, 20,000,000 shares at redemption value of $10.10 per share.	202,006,302

SHAREHOLDERS’ DEFICIT
Preferred share, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A Ordinary shares; $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding (excluding 20,000,000 shares subject to possible redemption)	—
Class B Ordinary shares; $0.0001 par value; 20,000,000 shares authorized; 5,000,000 shares issued and outstanding	500
Additional paid-in capital	—
Accumulated deficit	(17,164,062)

Total Shareholders’ Deficit	(17,163,562)

TOTAL LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT	$203,176,128

The accompanying notes are an integral part of these financial statements

STONEBRIDGE ACQUISITION CORPORATION

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM FEBRUARY 2, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

OPERATING EXPENSES
General and administrative	618,777
Loss from operations	618,777

OTHER INCOME (EXPENSE)
Fair value in excess of sale of private warrants	(1,000,000)
Change in fair value of derivative liability	190,208
Income on investments held in Trust Account	6,330
Change in fair value of warrant liability	10,808,000
Warrant issuance cost	(757,003)
Total other income	9,247,535

NET INCOME	8,628,758

Weighted average shares outstanding of Class A ordinary share	9,879,518

Basic and diluted net income per share, Class A ordinary share	$0.58

Weighted average shares outstanding of Class B ordinary share	5,000,000

Basic and diluted net loss per share, Class B ordinary share	$0.58

The accompanying notes are an integral part of these financial statements

STONEBRIDGE ACQUISITION CORPORATION

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE PERIOD FROM FEBRUARY 2, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		paid-in	Accumulated	shareholders’
	Shares	Amount	Shares	Amount	capital	deficit	deficit
Balance, February 2, 2021 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B Ordinary shares to Sponsor	—	—	5,750,000	575	24,425	—	25,000

Remeasurement for Class A ordinary shares to redemption value	—	—	—	—	(24,500)	(25,792,820)	(25,817,320)

Forfeiture of Class B ordinary shares	—	—	(750,000)	(75)	75	—	—

Net income	—	—	—	—	—	8,628,758	8,628,758

Balance, December 31, 2021	—	$—	5,000,000	$500	$—	$(17,164,062)	$(17,163,562)

The accompanying notes are an integral part of these financial statements

STONEBRIDGE ACQUISITION CORPORATION

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM FEBRUARY 2, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,628,758
Adjustments to reconcile net income to net cash used in operating activities:
Fair value in excess of sale of private warrants	1,000,000
Change in fair value of derivative liability	(190,208)
Interest income on investments held in Trust Account	(6,302)
Change in fair value of warrant liability	(10,808,000)
Warrant issuance cost	757,003
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(499,305)
Due to affiliates	227,693
Accounts payable	113,695
Net cash flows used in operating activities	(776,666)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash deposited into Trust Account	(202,000,000)
Net cash flows paid in investing activities	(202,000,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of Units, net of underwriting discounts paid	196,000,000
Proceeds from sale of private placement warrants	8,000,000
Proceeds from issuance of Class B ordinary share to Sponsor	25,000
Payment of offering costs	(577,812)
Net cash flows provided by financing activities	203,447,188

NET CHANGE IN CASH	670,522

CASH, BEGINNING OF PERIOD	—

CASH, END OF PERIOD	$670,522

Supplemental disclosure of noncash activities:
Initial classification of warrant liability	$19,800,000
Remeasurement of Class A ordinary shares subject to possible redemption	$25,817,320
Deferred underwriting commissions payable	$9,000,000
Initial value of over-allotment liability	$190,208

The accompanying notes are an integral part of these financial statements

STONEBRIDGE ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

As of December 31, 2021, the Company had not commenced any operations. All activity through December 31, 2021, relates to the Company’s formation and initial public offering (the “Initial Public Offering”), which is described below, and, since the offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income earned on investments from the proceeds derived from the Initial Public Offering. The registration statement for the Company’s Initial Public Offering was declared effective on July 15, 2021. On July 20, 2021, the Company consummated the Initial Public Offering of 20,000,000 units (the “Units”) with respect to the Class A ordinary shares (the “Class A Ordinary Shares”) included in the Units being offered (the “Public Shares”) at $10.00 per Unit generating gross proceeds of $200,000,000, which is discussed in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 8,000,000 warrants (“Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to the Company’s sponsor, StoneBridge Acquisition Sponsor LLC and underwriters generating gross proceeds of $8,000,000, which is described in Note 5.

Offering costs for the Initial Public Offering amounted to $13,577,812, consisting of $4,000,000 of underwriting fees, $9,000,000 of deferred underwriting fees payable (which are held in the Trust Account (defined below)) and $577,812 of other costs. The Company immediately expensed $757,003 of offering costs in connection with the Warrants that were classified as liabilities. As described in Note 7, the $9,000,000 of deferred underwriting fee payable is contingent upon the consummation of a Business Combination by October 20, 2022, subject to the terms of the underwriting agreement.

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

Redemptions of the Company’s Public Shares may be subject to the satisfaction of conditions, including minimum cash conditions, pursuant to an agreement relating to the Company’s Business Combination. If the Company seeks shareholder approval of the Business Combination, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination, or such other vote as required by law or share exchange rule. If a shareholder vote is not required by applicable law or share exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by applicable law or share exchange listing requirements, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Proposed Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

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

Notwithstanding the foregoing, the Certificate of Incorporation provides that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Class A Ordinary shares sold in the Initial Public Offering, without the prior consent of the Company.

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

If the Company is unable to complete a Business Combination by October 20, 2022, which is 15 months from the closing of the Initial Public Offering (or by such later applicable date if the period is extended to 18 or 21 months) (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay the Company’s franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

If the Company anticipates that it may not be able to consummate an initial business combination by October 20, 2022 (i.e., within 15 months from the July 20, 2021 closing of the IPO), the Sponsor or its affiliates or designees may, but are not obligated to, extend the period of time to consummate a business combination two times by an additional three months each time (for a total of up to 21 months to complete a business combination); provided that, pursuant to the terms of the Company’s amended and restated memorandum and articles of association and the trust agreement to be entered into between the Company and Continental Stock Transfer & Trust Company on July 15, 2021, the only way to extend the time available for the Company to consummate its initial business combination is for the Sponsor or its affiliates or designees, upon five days’ advance notice prior to the applicable deadline, to deposit into the trust account $1,000,000 ($0.05 per share, or an aggregate of $2,000,000), on or prior to the date of the applicable deadline. In the event that the Sponsor or its affiliates or designees elect to extend the time to complete a business combination and deposit the applicable amount of money into trust, the Sponsor or its affiliates or designees would receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that the Company is unable to close a business combination unless there are funds available outside the trust account to do so. In the event that the Company receives notice from the Sponsor or its affiliates or designees five days prior to the applicable deadline of its intent to effect an extension, the Company intends to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, the Company intends to issue a press release the day after the applicable deadline announcing whether the funds had been timely deposited. Neither the Sponsor nor its affiliates or designees are obligated to fund the trust account to extend the time for the Company to complete an initial business combination. To the extent that some, but not all, of the parties decide to extend the period of time to consummate an initial business combination, such parties may deposit the entire amount required.

The Initial Shareholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to its deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per-share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.10 per shares held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business execute agreements waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account

Liquidity and Going Concern

As of December 31, 2021, the Company had $670,522 in its operating bank accounts, $202,006,302 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Ordinary Shares in connection therewith and working capital of $653,414. As of December 31, 2021, approximately $6,302 of the amount on deposit in the Trust Account represented interest income. Management expects to incur significant costs in pursuit of its acquisition plans. The Company believes it will need to raise additional funds in order to meet the expenditures required for operating its business and to consummate a business combination. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that that if the Company is unable to raise additional funds to alleviate liquidity needs, obtain approval for an extension of the deadline or complete a Business Combination by October 20, 2022, then the Company will cease all operations except for the purpose of liquidating. The Company has until October 20, 2022, 15 months from the closing of the IPO, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by the specified period. If a Business Combination is not consummated by October 20, 2022, there will be a mandatory liquidation and subsequent dissolution. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that these financial statements are issued. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation and Liquidity

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") and pursuant to the rules and regulations of the SEC.

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

This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Making estimates requires management to exercise significant judgment. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021.

Investments Held in Trust Account

At December 31, 2021, substantially all of the assets held in the Trust Account were held in mutual funds invested in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Offering Costs associated with the Initial Public Offering

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. At December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the (“FASB”) ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Accounting for Warrants

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A Ordinary shares subject to possible redemption in accordance with the guidance in “ASC Topic 480, “Distinguishing Liabilities from Equity.” Shares of Class A Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A Ordinary shares (including Class A Ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A Ordinary shares is classified as shareholders’ equity. The Company’s Class A Ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2021, 20,000,000 shares of Class A Ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period.  Increases or decreases in the carrying amount of the redeemable ordinary shares are affected by charges against additional paid-in capital and accumulated deficit.

At December 31, 2021, the Class A ordinary shares reflected in the balance sheet is reconciled in the following table:

Gross proceeds	$200,000,000
Less:
Initial fair value of the over-allotment liability	(190,208)
Fair value of Public Warrants at issuance	(10,800,000)
Class A shares issuance costs	(12,820,810)
Plus:
Remeasurement of carrying value to redemption value	25,817,320
Class A ordinary shares subject to possible redemption	$202,006,302

Net income per Ordinary Share

Net income per ordinary share is computed by dividing net income  by the weighted average number of ordinary shares outstanding for the period. The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income of the Company. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from net income per ordinary share as the redemption value approximates fair value.

The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii)o the concurrent private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 18,000,000 Class A ordinary shares in the aggregate. As of December 31, 2021 the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the period from February 2, 2021 (inception) through December 31,2021
Basic and diluted net income per share:	Class A Ordinary Shares	Class B Ordinary Shares
Numerator:
Allocation of net income	$5,731,334	$2,897,424

Denominator:
Basic and diluted weighted average shares outstanding	9,879,518	5,000,000

Basic and diluted net income per ordinary share	$0.58	$0.58

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standard Update (“ASU”) No. 2020-06, Debt -Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging -Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2020-06 on January 1, 2021, with no impact upon adoption. The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Note 3 — Initial Public Offering

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

Note 4 — Private Placement Warrants

Concurrently with the closing of the Initial Public Offering, the Sponsor and underwriter purchased an aggregate of 8,000,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant for an aggregate purchase price of $8,000,000. Each whole Private Placement Warrant is exercisable for one whole share of Class A Ordinary shares at a price of $11.50 per share, subject to adjustment (see Note 8). The proceeds from the Private Placement Warrants at the Initial Public Offering are held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The fair value of the Private Placement Warrants at issuance was $9,000,000. Fair value in excess of sale of private warrants was recorded in the statement of operations.

Note 5 — Related Party Transactions

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

The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earliest of: (A) one year after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the closing price of the shares of Class A ordinary shares equals or exceeds $12.00 per share (as adjusted) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their shares of Class A ordinary shares for cash, securities or other property.

Due to Affiliates

As of December 31, 2021, the Company owes the Sponsor $227,693 towards deferred offering and other formation costs incurred as well as administration support services. This amount will be repaid as soon as practical from the operating account.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2021, the Company had no outstanding borrowings under the Working Capital Loans.

Administrative Services Fee

The Company entered into an agreement whereby, commencing on July 20, 2021, the Company will pay the Sponsor $10,000 per month for office space, administrative and support services. For the year ended December 31, 2021 and for the period from February 2, 2021 (inception) through December 31, 2021, the Company incurred $50,000 in fees for these services. At December 31, 2021 a total of $50,000 of administrative support services were included in the Due to affiliates balance in the accompanying balance sheet.

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

Note 7 — Shareholders’ Deficit

Ordinary shares

Class A Ordinary shares — The Company is authorized to issue 200,000,000 shares of Class A Ordinary shares with a par value of $0.0001 per share. At December 31, 2021, there were no (excluding 20,000,000 shares of Class A Ordinary shares subject to possible redemption) shares of Class A Ordinary shares issued and outstanding.

Class B Ordinary shares — The Company is authorized to issue 20,000,000 shares of Class B Ordinary shares with a par value of $0.0001 per share. Holders of Class B Ordinary shares are entitled to one vote for each share. As of December 31, 2021, there were 5,000,000 shares of Class B Ordinary shares issued and outstanding after giving effect to the forfeiture of 750,000 Class B Ordinary shares.

Holders of shares of Class A Ordinary shares and shareholders of Class B Ordinary shares will vote together as a single class on all other matters submitted to a vote of shareholders.

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

Preferred Shares — The Company is authorized to issue 1,000,000 shares of preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2021, there were no shares of preferred share issued or outstanding.

Note 8 — Warrants

The Company has accounted for the 18,000,000 warrants to be issued in connection with the Proposed Public Offering (the 10,000,000 Public Warrants and the 8,000,000 Private Placement Warrants assuming the underwriters’ over-allotment option is not exercised) in accordance with the guidance contained in ASC 815-40. Since the warrants do not meet the criteria for equity treatment under the guidance, each warrant must be recorded as a liability. Accordingly, the Company will classify each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

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

Once the warrants become exercisable, the Company may redeem the Public Warrants:

in whole and not in part;

at a price of $0.01 per warrant;

upon not less than 30 days’ prior written notice of redemption;

if, and only if, the reported last sale price of the ordinary shares equals or exceeds $18.00 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations), for any 20 trading days within a 30 trading day period commencing at any time after the warrants become exercisable and ending on the third business day prior to the notice of redemption to warrant holders; and

if, and only if, there is a current registration statement in effect with respect to the ordinary shares underlying the warrants.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.

The Private Warrants are identical to the Public Warrants underlying the Units being sold in the Proposed Public Offering, except that the Private Warrants and the ordinary shares issuable upon the exercise of the Private Warrants will not be transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants are exercisable for cash or on a cashless basis, at the holder’s option, and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. Concurrently with the closing of the Initial Public Offering, the Sponsor and underwriter purchased an aggregate of 8,000,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant for an aggregate purchase price of $8,000,000. The fair value of the Private Placement Warrants at issuance was $9,000,000. Fair value in excess of sale on the issuance of private warrants was recorded in the statement of operations.

The exercise price and number of ordinary shares issuable on exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or our recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuances of ordinary shares at a price below their respective exercise prices. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

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

As of December 31, 2021, there were 10,000,000 Public Warrants and 8,000,000 Private Warrants outstanding.

Note 9 — Fair Value Measurements

The Company follows the guidance in ASC Topic 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

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

The Company classifies its U.S. Treasury and equivalent securities as trading securities with ASC Topic 320, “Investments—Debt and Equity Securities.” The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

At December 31, 2021, assets held in the Trust Account were comprised of $202,006,302 invested in U.S. Treasury Securities mutual funds.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Quoted Prices in	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities	1	$202,006,302	—	—
Liabilities:
Warrant Liability - Public Warrants	1	4,800,000	—	—
Warrant Liability - Private Warrants	3	—	—	4,192,000

Warrants

The Company has determined that warrants issued in connection with its initial public offering in July 2021 are subject to treatment as a liability. The estimated fair value of the warrant liability is determined using Level 1 and Level 3 inputs. The key assumptions in the option pricing model utilized are assumptions related to expected share-price volatility, expected term, risk-free interest rate and dividend yield. The expected volatility as of the IPO Closing Date was derived from observable public warrant pricing of comparable ‘blank check’ companies that recently went public in 2020 and 2021. The risk-free interest rate is based on the interpolated U.S. Constant Maturity Treasury yield. The expected term of the warrants is 30 days post-business combination or one year post-issuance date, and the contractual five-year term subsequently. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. At December 31, 2021, the Public Warrants had adequate trading volume to provide a reliable indication of value. The Public Warrants were valued at $0.48 at December 31, 2021.

The Company utilized a modified Black Scholes model to value the Private Warrants at December 31, 2021. The estimated fair value of the warrant liability is determined using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of each reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 fair value measurement to a Level 1 fair value measurement as of September 7, 2021, when the Public Warrants began trading separately.

The following table provides quantitative information regarding Level 3 fair value measurements at issuance on July 20, 2021 (Initial Measurement) and December 31, 2021 (Subsequent Measurement). The change in volatility is due to changes in the comparable companies, mainly the inclusion of the value of the Company’s Public Warrants since the closing of the IPO.

	July 20,2021	December 31,2021
Share Price	$9.95	$9.85
Exercise Price	$11.50	$11.50
Redemption Trigger Price	$18.00	$18.00
Term (years)	5.99	5.55
Probability of Acquisition	75.00%	85.00%
Volatility	19.40%	10.20%
Risk Free Rate	0.83%	1.30%
Dividend Yield	0.00%	0.00%

The following table presents the changes in the fair value of warrant liabilities:

	Public	Private	Total
	Warrants (Level 1)	Warrants (Level 3)	Warrants
Fair value as of July 20, 2021 (IPO)	$—	$—	$—
Initial Measurement on Jul 20, 2021	10,800,000	9,000,000	19,800,000
Change in fair value	(6,000,000)	(4,808,000)	(10,808,000)
Fair value as of December 31, 2021	$4,800,000	$4,192,000	$8,992,000

Over-Allotment option

In connection with the IPO, the Company granted the underwriters an option to purchase 3,000,000 of the Company’s Units for $10.00 per unit, for 45 days commencing on July 20, 2021 (Grant Date). Since this option extended beyond the closing of the IPO, this option feature represented a call option that met the definition of a derivative. Since the over-allotment was not exercised by the under-writers, the reclassification of derivative liability upon exercise of overallotment option in the amount of $190,208 was recorded as income as of December 31, 2021.

The Company used the Black-Scholes valuation model to determine the fair value of the call option on July 20, 2021 using assumptions commensurate with each measurement period as shown in the following table:

Inputs	July 20, 2021
Risk-free interest rate	0.06%
Expected term (years)	0.12
Expected volatility	4.50%
Exercise Price	$10.00
Dividend yield	0.00%

The following table presents the changes in the fair value of the over-allotment option:

Derivative liability
for overallotment option
Fair value as of July 20, 2021 (IPO)	$—
Initial Measurement on Jul 20, 2021	190,208
Change in fair value at the expiration of the 45 day period	(190,208)
Fair value as of December 31, 2021	$—

Note 10 — Subsequent Events

The Company has evaluated subsequent events through the date these financial statements were available to be issued and determined that there were no subsequent events that would require adjustment or disclosure. The Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.