Form 10-Q
period 2022-03-31
StoneBridge Acquisition Corp.
filed 2022-05-16
CIK 1844981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ⌧

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer
☒	Non-accelerated filer	☒	Smaller reporting company
		☒	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒  No ☐

As of May 13, 2022 there were 20,000,000 Class A ordinary shares, par value $0.0001 per share, and 5,000,000 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

STONEBRIDGE ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

		Page
PART 1 – FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

	Condensed Balance Sheets as of March 31, 2022 (Unaudited) and December 31, 2021	1

	Unaudited Condensed Statements of Operations for the three months ended March 31, 2022 and for the period from February 2, 2021 (inception) through March 31, 2021	2

	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the three months ended March 31, 2022 and for the period from February 2, 2021 (inception) to March 31, 2021	3

	Unaudited Condensed Statements of Cash Flows for the three months ended March 31, 2022 and for the period from February 2, 2021 (inception) to March 31, 2021	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21

Item 4.	Controls and Procedures	21

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Mine Safety Disclosures	23

Item 5.	Other Information	23

Item 6.	Exhibits	24

SIGNATURES		25

i

STONEBRIDGE ACQUISITION CORP

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$440,583	$670,522
Prepaid expenses and other assets	368,906	324,280
Total current assets	809,489	994,802
Prepaid expenses- non current	95,063	175,024
Investments held in Trust Account	202,026,644	202,006,302
TOTAL ASSETS	$202,931,196	$203,176,128

LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$144,256	$113,695
Due to affiliate	257,693	227,693
Total current liabilities	401,949	341,388

Derivative warrant liabilities	5,540,000	8,992,000
Deferred underwriting fee payable	9,000,000	9,000,000
Total liabilities	14,941,949	18,333,388

COMMITMENTS AND CONTINGENCIES (Note 6)
REDEEMABLE ORDINARY SHARES
Class A ordinary shares subject to possible redemption, $0.0001 par value, 20,000,000 shares at redemption value at March 31, 2022 and December 31, 2021	202,026,644	202,006,302

SHAREHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A Ordinary shares; $0.0001 par value; 200,000,000 shares authorized; 0 shares issued and outstanding (excluding 20,000,000 shares subject to possible redemption)	—	—
Class B Ordinary shares; $0.0001 par value; 20,000,000 shares authorized; 5,000,000 shares issued and outstanding	500	500
Additional paid-in capital	—	—
Accumulated deficit	(14,037,897)	(17,164,062)

Total Shareholders' Deficit	(14,037,397)	(17,163,562)

TOTAL LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS' DEFICIT	$202,931,196	$203,176,128

The accompanying notes are an integral part of these unaudited condensed financial statements

STONEBRIDGE ACQUISITION CORP

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

		For the period
	For the three months	February 2, 2021
	ended	through
	March 31, 2022	March 31, 2021
OPERATING EXPENSES
General and administrative	$325,849	$7,420
Loss from operations	325,849	7,420

OTHER INCOME
Change in fair value of warrant liability	3,452,000	—
Income on investments held in Trust Account	20,356	—
Total other income	3,472,356	—

NET INCOME (LOSS)	$3,146,507	$(7,420)

Weighted average shares outstanding of Class A common stock	20,000,000	—
Basic and diluted net income per share, Class A	$0.13	$—

Weighted average shares outstanding of Class B common stock	5,000,000	5,000,000
Basic and diluted net loss per share, Class B	$0.13	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements

STONEBRIDGE ACQUISITION CORP

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the three months ended March 31, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		paid-in	Accumulated	shareholders’
	Shares	Amount	Shares	Amount	capital	deficit	deficit
Balance, December 31, 2021	—	$—	5,000,000	$500	$—	$(17,164,062)	$(17,163,562)
Remeasurement of Class A ordinary shares subject to possible redemption						(20,342)	(20,342)
Net income	—	—	—	—	—	3,146,507	3,146,507
Balance, March 31, 2022	—	$—	5,000,000	$500	$—	$(14,037,897)	$(14,037,397)

For the period February 2, 2021 (Inception) to March 31, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		paid-in	Accumulated	shareholders’
	Shares	Amount	Shares	Amount	capital	deficit	deficit
Balance, February 2, 2021 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B Ordinary shares to Sponsor	—	—	5,750,000	575	24,425	—	25,000

Net loss						(7,420)	(7,420)

Balance, March 31, 2021	—	$—	5,750,000	$575	$24,425	$(7,420)	$17,580

The accompanying notes are an integral part of these unaudited condensed financial statements.

STONEBRIDGE ACQUISITION CORP

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

		For the period
	For the three	February 2, 2021
	months ended	through
	31 March, 2022	March 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$3,146,507	$(7,420)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest income on investments held in Trust Account	(20,342)	—
Change in fair value of warrant liability	(3,452,000)	—
Organizational expenses paid by affiliate	—	7,420
Changes in operating assets and liabilities:
Prepaid expenses and other assets	35,335	—
Accounts payable	30,561	—
Due to affiliates	30,000	—
Net cash flows used in operating activities	(229,939)	—

NET CHANGE IN CASH	(229,939)	—

CASH, BEGINNING OF PERIOD	670,522	—

CASH, END OF PERIOD	$440,583	$—

Deferred offering costs included in accrued offering costs and due to affiliates	$—	$133,514
Remeasurement of Class A ordinary shares subject to possible redemption	$20,342	$—
Prepaid expenses paid by the Sponsor in exchange for the issuance of Class B ordinary shares	$—	$25,000

The accompanying notes are an integral part of these unaudited condensed financial statements

StoneBridge Acquisition Corporation

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

As of March 31, 2022, the Company had not commenced any operations. All activity through March 31, 2022, relates to the Company’s formation and initial public offering (the “Initial Public Offering”), which is described below, and, since the offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income earned on investments from the proceeds derived from the Initial Public Offering. The registration statement for the Company’s Initial Public Offering was declared effective on July 15, 2021. On July 20, 2021, the Company consummated the Initial Public Offering of 20,000,000 units (the “Units”) with respect to the Class A ordinary shares (the “Class A Ordinary Shares”) included in the Units being offered (the “Public Shares”) at $10.00 per Unit generating gross proceeds of $200,000,000, which is discussed in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 8,000,000 warrants (“Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to the Company’s sponsor, StoneBridge Acquisition Sponsor LLC and underwriters generating gross proceeds of $8,000,000, which is described in Note 4.

Offering costs for the Initial Public Offering amounted to $13,577,812, consisting of $4,000,000 of underwriting fees, $9,000,000 of deferred underwriting fees payable (which are held in the Trust Account (defined below)) and $577,812 of other costs. The Company immediately expensed $757,003 of offering costs in connection with the Warrants that were classified as liabilities. As described in Note 6, the $9,000,000 of deferred underwriting fee payable is contingent upon the consummation of a Business Combination by October 20, 2022, subject to the terms of the underwriting agreement.

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

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Company’s Business Combination and in connection with certain amendments to the Company’s amended and restated Memorandum and Articles of Association (the “Certificate of Incorporation”). In accordance with the rules of the U.S. Securities and Exchange Commission (the “SEC”) and its guidance on redeemable equity instruments, which has been codified in Accounting Standards Codification (“ASC”) 480-10-S99, redemption provisions not solely within the control of a company require ordinary shares subject to redemption to be classified outside of permanent equity. Given that the Public Shares will be issued with other freestanding instruments (i.e., public warrants), the initial carrying value of Class A ordinary shares classified as temporary equity will be the allocated proceeds determined in accordance with ASC 470-20. The Class A ordinary shares are subject to ASC 480-10-S99 if it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. While redemptions cannot cause the Company’s net tangible assets to fall below $5,000,001, the Public Shares are redeemable and will be classified as such on the balance sheet until such date that a redemption event takes place.

Redemptions of the Company’s Public Shares may be subject to the satisfaction of conditions, including minimum cash conditions, pursuant to an agreement relating to the Company’s Business Combination. If the Company seeks shareholder approval of the Business Combination, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination, or such other vote as required by law or share exchange rule. If a shareholder vote is not required by applicable law or share exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by applicable law or share exchange listing requirements, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

Subsequent to the consummation of the Initial Public Offering, the Company will adopt an insider trading policy which will require insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with the Company’s legal counsel prior to execution. In addition, the initial shareholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

The Company’s Sponsor, officers and directors (the “Initial Shareholders”) have agreed not to propose an amendment to the Certificate of Incorporation that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the Public Shareholders with the opportunity to redeem their Class A Ordinary shares in conjunction with any such amendment.

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

As of March 31, 2022, the Company had $440,583 in its operating bank account, $202,026,644 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Ordinary Shares in connection therewith and working capital of $407,540. Management expects to incur significant costs in pursuit of its acquisition plans. The Company believes it will need to raise additional funds in order to meet the expenditures required for operating its business and to consummate a business combination. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. As a result of this action and related economic sanctions, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual report on Form 10-K as filed with SEC on April 15, 2022.The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year end December 31, 2022 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

Investments Held in Trust Account

At March 31, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in mutual funds invested in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Offering Costs associated with the Initial Public Offering

Offering costs, including additional underwriting fees associated with the underwriters’ exercise of the over-allotment option, consist principally of legal, accounting, underwriting fees and other costs directly related to the Initial Public Offering.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. At March 31, 2022, the Company has not experienced losses on these accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Accounting for Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021 and March 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A Ordinary shares subject to possible redemption in accordance with the guidance in “ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A Ordinary shares (including Class A Ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A Ordinary shares is classified as shareholders’ equity. The Company’s Class A Ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, 20,000,000 Class A Ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period.  Increases or decreases in the carrying amount of the redeemable ordinary shares are affected by charges against additional paid-in capital and accumulated deficit.

At March 31, 2022 and December 31, 2021 the Class A ordinary shares reflected in the balance sheet is reconciled in the following table:

Gross proceeds July 20, 2021	$200,000,000
Less:
Initial fair value of the over-allotment liability	(190,208)
Fair value of Public Warrants at issuance	(10,800,000)
Class A shares issuance costs	(12,820,810)
Plus:
Remeasurement of carrying value to redemption value	25,817,320
Class A ordinary shares subject to possible redemption at December 31, 2021	202,006,302
Remeasurement of carrying value to redemption value	20,342
Class A ordinary shares subject to possible redemption at March 31, 2022	$202,026,644

Net income per Ordinary Share

Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income of the Company. Accretion associated with the redeemable Class A ordinary shares is excluded from net income per ordinary share as the redemption value approximates fair value.

The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the concurrent private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 18,000,000 Class A ordinary shares in the aggregate. As of March 31, 2022 and December 31, 2021 the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the three months ended March 31, 2022
Basic and diluted net income per share:	Class A Ordinary Shares	Class B Ordinary Shares
Numerator:
Allocation of net income	$2,521,274	$625,233

Denominator:
Basic and diluted weighted average shares outstanding	20,000,000	5,000,000

Basic and diluted net income per ordinary share	$0.13	$0.13

	For the period February 2, 2021 through March 31, 2021
Basic and diluted net income per share:	Class A Ordinary Shares	Class B Ordinary Shares
Numerator:
Allocation of net loss	$—	$(7,420)

Denominator:
Basic and diluted weighted average shares outstanding	—	5,000,000

Basic and diluted net income per ordinary share	$—	$(0.00)

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

Note 3 — Initial Public Offering

Pursuant to the Initial Public Offering, the Company sold 20,000,000 units at a price of $10.00 per Unit. Each Unit consists of one share of Class A Ordinary shares (such Class A Ordinary shares included in the Units being offered, the “Public Shares”), and one-half of one redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A Ordinary shares at a price of $11.50 per share, subject to adjustment (see Note 8).

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

Note 5 — Related Party Transactions

Founder Shares

On February 9, 2021, the Sponsor purchased 5,750,000 shares (the “Founder Shares”) of the Company’s Class B Ordinary shares, par value $0.0001 (“Class B Ordinary shares”) for an aggregate price of $25,000. The Founder Shares will automatically convert into Class A Ordinary shares at the time of the Company’s Business Combination and are subject to certain transfer restrictions, as described in Note 7. Holders of Founder Shares may also elect to convert their Class B Ordinary shares into an equal number of Class A Ordinary shares, subject to adjustment, at any time. The Sponsor agreed to forfeit up to 750,000 Founder Shares to the extent that the 45-day over-allotment option was not exercised in full by the underwriters. Since the over-allotment option was not exercised, the Sponsor forfeited 750,000 Founder Shares on September 2, 2021.

The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earliest of: (A) one year after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.

Due to Affiliates

As of March 31, 2022 and December 31, 2021, the Company owed the Sponsor $257,693 and $227,693, respectively towards deferred offering and other formation costs incurred as well as administration support services. This amount will be repaid as soon as practical from the operating account.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2022 and December 31, 2021, the Company had no outstanding borrowings under the Working Capital Loans.

Administrative Services Fee

The Company entered into an agreement whereby, commencing on July 20, 2021, the Company will pay the Sponsor $10,000 per month for office space, administrative and support services. From January 1, 2022 through March 31, 2022 the Company incurred $30,000 in fees for these services. At March 31, 2022 and December 31, 2021 a total of $80,000 and $50,000, respectively of administrative support services were included in the Due to affiliates balance in the accompanying condensed balance sheets.

Note 6 — Commitments and Contingencies

Registration Rights

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of working capital loans, if any, are entitled to registration rights (in the case of the Founder Shares, only after conversion of such shares of Class A Ordinary shares) pursuant to a registration rights agreement dated June 15, 2021. These holders are entitled to certain demand and “piggyback” registration rights. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until the termination of the applicable lock-up period for the securities to be registered. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Note 7 — Shareholders’ Deficit

Ordinary shares

Class A Ordinary shares — The Company is authorized to issue 200,000,000 Class A Ordinary shares with a par value of $0.0001 per share. At March 31, 2022 and December 31, 2021, there were no (excluding 20,000,000 Class A Ordinary shares subject to possible redemption) Class A Ordinary shares issued and outstanding.

Class B Ordinary shares — The Company is authorized to issue 20,000,000 Class B Ordinary shares with a par value of $0.0001 per share. Holders of Class B Ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 5,000,000 Class B Ordinary shares issued and outstanding after giving effect to the forfeiture of 750,000 Class B Ordinary shares.

Holders of Class A Ordinary shares and holders of Class B Ordinary shares will vote together as a single class on all other matters submitted to a vote of shareholders.

The Class B Ordinary shares will automatically convert into Class A Ordinary shares at the time of a Business Combination at a ratio such that the number of Class A Ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of Ordinary shares issued and outstanding upon completion of the Initial Public Offering, plus (ii) the total number of Class A Ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of a Business Combination, excluding any Class A Ordinary shares or equity-linked securities exercisable for or convertible into Class A Ordinary shares issued, deemed issued, or to be issued, to any seller in a Business Combination and any Private Placement Warrants issued to the Sponsor, its affiliates or any member of the management team upon conversion of Working Capital Loans. In no event will the Class B Ordinary shares convert into Class A Ordinary shares at a rate of less than one-to-one.

Preferred Shares — The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no  preferred share issued or outstanding.

Note 8 — Warrants

The Company has accounted for the 18,000,000 warrants to be issued in connection with the Initial Public Offering (the 10,000,000 Public Warrants and the 8,000,000 Private Placement Warrants) in accordance with the guidance contained in ASC 815-40. Since the warrants do not meet the criteria for equity treatment under the guidance, each warrant must be recorded as a liability. Accordingly, the Company will classify each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

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

As of March 31, 2022 and December 31, 2021, there were 10,000,000 Public Warrants and 8,000,000 Private Warrants outstanding.

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

At March 31, 2022 and December 31, 2021, assets held in the Trust Account were comprised of $202,026,644 and $202,006,302 respectively, invested in U.S. Treasury Securities mutual funds.

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

March 31,2022		Quoted Prices in	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities	1	$202,026,644	—	—
Liabilities:
Warrant Liability - Public Warrants	1	2,900,000	—	—
Warrant Liability - Private Warrants	3	—	—	2,640,000

December 31, 2021		Quoted Prices in	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities	1	$202,006,302	—	—
Liabilities:
Warrant Liability - Public Warrants	1	4,800,000	—	—
Warrant Liability - Private Warrants	3	—	—	4,192,000

Warrants

The Company has determined that warrants issued in connection with its initial public offering in July 2021 are subject to treatment as a liability. The estimated fair value of the warrant liability is determined using Level 1 and Level 3 inputs. At March 31, 2022, the Public Warrants had adequate trading volume to provide a reliable indication of value. The Public Warrants were valued at $0.29 at March 31, 2022 and $0.48 at December 31, 2021.

The Company utilized a modified Black Scholes model to value the Private Warrants at March 31, 2022 and December 31, 2021. The estimated fair value of the warrant liability is determined using Level 3 inputs. Inherent in the model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of each reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 fair value measurement to a Level 1 fair value measurement as of September 7, 2021, when the Public Warrants began trading separately. No transfers have taken place in the three months ended March 31, 2022.

The following table provides quantitative information regarding Level 3 fair value measurements on March 31, 2022 and December 31, 2021.

	March 31, 2022	December 31,2021
Share Price	$9.95	$9.85
Exercise Price	$11.50	$11.50
Redemption Trigger Price	$18.00	$18.00
Term (years)	5.30	5.55
Probability of Acquisition	70.00%	85.00%
Volatility	6.10%	10.20%
Risk Free Rate	2.39%	1.30%
Dividend Yield	0.00%	0.00%

The following table presents the changes in the fair value of warrant liabilities:

	Public	Private	Total
	Warrants (Level 1)	Warrants (Level 3)	Warrants
Fair value as of December 31, 2021	4,800,000	4,192,000	8,992,000
Change in fair value	(1,900,000)	(1,552,000)	(3,452,000)
Fair value as of March 31, 2022	$2,900,000	$2,640,000	$5,540,000

Note 10 — Subsequent Events

The Company has evaluated subsequent events through the date these financial statements were available to be issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through March 31, 2022 were organizational activities and those necessary to prepare for the IPO, described below, and since the IPO, the search for a prospective initial business combination. We do not expect to generate any operating revenues until after the completion of an initial business combination, at the earliest. We expect to generate non-operating income in the form of interest income from the proceeds of the IPO placed in the trust account. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the quarter ended March 31, 2022, we had a net income of $3,146,507, which consisted of operating expenses of $325,849, decrease in the fair value of warrant liabilities of $3,452,000 and interest income of $20,356.

For the quarter ended March 31, 2021, we had a net loss of $7,420, which consisted of organizational costs of $7,420.

Liquidity and Capital Resources

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

For the three months ended March 31, 2022 cash used in operating activities was $229,939, which consisted of net income of $3,146,507, interest income on investments held in the Trust Account in the amount $20,342, change in the fair value of the warrant liability in the amount of $3,452,000, offset by the changes in prepaid expenses in the amount $35,335, due to affiliates in the amount of $30,000 and accounts payable in the amount $30,561.

As of March 31, 2022, we had cash and marketable securities held in the trust account of $202,026,644. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less income taxes payable), to complete our business combination. To the extent that our capital share or debt is used, in whole or in part, as consideration to complete a business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2022, the Company had $440,583 in its operating bank accounts, $202,026,644 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Ordinary Shares in connection therewith and working capital of $407,540. As of March 31, 2022 $20,342 of the amount on deposit in the Trust Account represented interest income. Management expects to incur significant costs in pursuit of its acquisition plans. The Company believes it will need to raise additional funds in order to meet the expenditures required for operating its business and to consummate a business combination. If the Company is unable to complete the Business Combination due to insufficient funds, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of  March 31, 2022. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

Critical accounting estimates are estimates where (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company believes these to be estimates used as inputs in the valuation of the derivative warrant liability. These estimates are the probability of a successful business combination by October 20, 2022, and the implied volatility of the Public and Private Warrants.

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

Net income per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share. We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Net income per share is computed by dividing net loss by the weighted average number of ordinary share outstanding during the period, excluding ordinary share subject to forfeiture by the Sponsor. We did not consider the effect of the warrants issued in connection with the initial public offering and the private placement in the calculation of diluted income per ordinary share because their exercise is contingent upon future events. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not appliable as we are a smaller reporting company.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluations, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to material weaknesses related to accounting and valuation for complex financial instruments in addition to the material weakness in internal controls over financial reporting related to incomplete accounting for accruals. In light of these material weaknesses, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There were no additional changes to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our Form 10-K for the year ended December 31, 2021 filed with the SEC on April 15, 2022. Any of those factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our annual report on Form 10-K, except as disclosed below:

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with SEC rules and regulations. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations. In particular, on March 30, 2022, the SEC issued proposed rules relating to SPACs, which have, among other things, updated and expanded guidance regarding the use of projections in connection with business combination transactions and created uncertainty regarding the liability under the federal securities laws of various participants in SPAC transactions. These rules, if adopted, whether in the form proposed or in revised form, or the uncertainty caused by the rule proposal itself, may materially adversely affect our ability to engage financial and capital market advisors, negotiate and complete our initial business combination and may increase the costs and time related thereto.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

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

STONEBRIDGE ACQUISITION CORPORATION

Date: May 16, 2022	By:	/s/ Bhargava Marepally
	Name:	Bhargava Marepally
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Prabhu Antony
	Name:	Prabhu Antony
	Title:	President, Chief Financial Officer and Director
(Principal Financial and Accounting Officer)