Form 10-Q/A
period 2021-09-30
StoneBridge Acquisition Corp.
filed 2022-06-02
CIK 1844981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Quarterly Report on Form 10-Q to “we,” “us,” the “Company” or “our company” are to Stonebridge Acquisition Corporation, unless the context otherwise indicates.

Background of Restatement

This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q of the Company as of and for the period ended September 30, 2021 (“Affected Period”), as filed with the Securities and Exchange Commission (“SEC”) on November 23, 2021 (the “Original Filing”).

At the time the Initial Public Offering, the Company has issued an aggregate of 8,000,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant for an aggregate purchase price of $8,000,000. The fair value of the Private Placement Warrants at issuance was $9,000,000. Accordingly, the Company incurred a $1,000,000 loss on the issuance of the warrants. The loss was presented in the Statement of Changes in Shareholders’ Deficit in the Original Filing, with no impact on the Statement of Operations. However, the Company re-evaluated the Company’s application of ASC 718 “Compensation – Stock Compensation” (“ASC 718”) and determined that the proper treatment of the transaction was to reflect the $1,000,000 loss from the warrant issuance in the Statement of Operations.

Concurrently, the Company has also re-evaluated the Company’s application of ASC 815 “Accounting for Derivatives and Hedging Activity” (“ASC 815”) related to its accounting for the derivative liability related to the IPO over-allotment option not exercised by the under-writer. In its Original Filing, the Company did not record a derivative liability related to the 3,000,000 over-allotment Units not exercised by the Underwriters. Based on Black Scholes Model used by the Company, the derivative liability for the over-allotment portion not exercised was approximately $190,208.  The resulting correction increases other income and net income in the statement of operations.

The Company has restated its financial statements for the Affected Period of in this Amendment No. 1. The restatement does not have an impact on the Company’s cash position and cash held in the trust account established in connection with the IPO (the “Trust Account”). The restatement has an aggregate negative impact on the Total Other Income (Expense) and Net Income line items on the unaudited condensed Statement of Operations in the amount of $809,792 for all the periods disclosed on that statement. The Company is filing this Amendment No. 1, to make restatements to the accompanying financial statements related to recording a charge to operations related to recording the fair value in excess of the sale of private warrants to the Company’s Sponsor and the change in fair value of the over-allotment liability.

Internal Control Considerations

The Company’s management has concluded that a material weakness remains in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness is described in more detail in this Amendment No. 1.

Items Amended

We are filing this Amendment No. 1 to amend and restate the Original Filing as necessary to reflect the restatements. The following items have been amended to reflect the restatements:

Part I, Item 1, Financial Statements and Notes to the Financial Statements,

Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and

Part I, Item 4, Controls and Procedures

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Amendment No. 1 (Exhibits 31.1, 31.2, 32.1 and 32.2).

i

Except as described above, no other information included in the Original Filing is being amended or updated by this Amendment No. 1 and, other than as described herein, this Amendment No. 1 does not purport to reflect any information or events subsequent to the Original Filing. This Amendment No. 1 continues to describe the conditions as of the date of the Original Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

ii

STONEBRIDGE ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

		Page
PART 1 – FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

	Unaudited Condensed Balance Sheet as of September 30, 2021	1

	Unaudited Condensed Statements of Operations for the Three Months Ended September 30, 2021 and for the period from February 2, 2021 (inception) through September 30, 2021 (As Restated)	2

	Unaudited Condensed Statements of Changes in Shareholders’ Equity for the Three Months Ended September 30, 2021 and for the period from February 2, 2021 (inception) through September 30, 2021 (As Restated)	3

	Unaudited Condensed Statement of Cash Flows for the period from February 2, 2021 (inception) through September 30, 2021 (As Restated)	4

	Notes to Unaudited Condensed Financial Statements (As Restated)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (As Restated)	19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24

Item 4.	Controls and Procedures (As Restated)	25

PART II – OTHER INFORMATION		25

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Mine Safety Disclosures	27

Item 5.	Other Information	27

Item 6.	Exhibits	27

SIGNATURES		28

iii

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

Stonebridge Acquisition Corporation

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS (AS RESTATED)

		For the period from
	For the three months	February 2, 2021
	ended	(inception) through
	September 30, 2021	September 30, 2021
OPERATING EXPENSES
General and administrative	$412,930	$420,350
Total operating expenses	412,930	420,350

OTHER INCOME (EXPENSE)
Change in fair value of derivative liability	190,208	190,208
Investment income in Trust Account	2,034	2,034
Fair value in excess of sale of private warrants	(1,000,000)	(1,000,000)
Change in fair value of warrant liabilities	10,368,000	10,368,000
Offering costs related to warrant issuance	(757,003)	(757,003)
Interest income	10	10

Total other income (expense)	8,803,249	8,803,249

NET INCOME	$8,390,319	$8,382,899

Weighted average shares outstanding of Class A ordinary share	15,824,176	6,000,000
Basic and diluted net income per share, Class A	$0.40	$0.76

Weighted average shares outstanding of Class B ordinary share	5,000,000	5,000,000
Basic and diluted net income per share, Class B	$0.40	$0.76

The accompanying notes are an integral part of these unaudited condensed financial statements.

Stonebridge Acquisition Corporation

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT (AS RESTATED)

For the period from February 2, 2021 (inception) through September 30, 2021

	Ordinary shares				Additional		Total
	Class A		Class B		paid-in	Accumulated	shareholders’
	Shares	Amount	Shares	Amount	capital	deficit	deficit
Balance, February 2, 2021 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor	—	—	5,750,000	575	24,425	—	25,000

Net loss	—	—	—	—	—	(7,420)	(7,420)

Balance, March 31, 2021	—	—	5,750,000	575	24,425	(7,420)	17,580

Net loss	—	—	—	—	—	—	—

Balance, June 30, 2021	—	—	5,750,000	575	24,425	(7,420)	17,580

Accretion for Class A Ordinary Shares to redemption value	—	—	—	—	(24,500)	(25,788,552)	(25,813,052)

Forfeiture of Class B ordinary shares	—	—	(750,000)	(75)	75	—	—

Net income	—	—	—	—	—	8,390,319	8,390,319

Balance, September 30, 2021	—	$—	5,000,000	$500	$—	$(17,405,653)	$(17,405,153)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Stonebridge Acquisition Corporation

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS (AS RESTATED)

For the period from
February 2, 2021
(inception) through
September 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,382,899
Adjustments to reconcile net income to net cash used in operating activities:
Investment income in Trust Account	(2,034)
Change in fair value of derivative liability	(190,208)
Offering costs related to warrant issuance	757,003
Fair value in excess of sale of private warrants	1,000,000
Change in fair value of derivative warrant liabilities	(10,368,000)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(581,440)
Accounts payable	168,380
Net cash flows used in operating activities	(833,400)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash deposited to Trust Account	(202,000,000)
Net cash flows used in investing activities	(202,000,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of private placement warrants	8,000,000
Sale of Units, net of underwriting discounts paid of $4,000,000	196,000,000
Proceeds from issuance of Class B ordinary shares to Sponsor	25,000
Payment of offering costs	(577,813)
Proceeds from due to affiliates	89,593
Net cash flows provided by financing activities	203,536,780

NET INCREASE IN CASH	703,380

CASH, BEGINNING OF PERIOD	—

CASH, END OF PERIOD	$703,380

Supplemental disclosure of noncash activities:
Initial classification of Class A ordinary shares subject to redemption	$202,000,000
Initial derivative warrant liability	$19,800,000
Deferred underwriting fee payable	$9,000,000

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

Offering costs for the Initial Public Offering amounted to $13,577,812, consisting of $4,000,000 of underwriting fees, $9,000,000 of deferred underwriting fees payable (which are held in the Trust Account (defined below)) and $577,812 of other costs. The Company immediately expensed $757,003 of the offering costs in connection with the Warrants that were classified as liabilities. As described in Note 7, the $9,000,000 of deferred underwriting fee payable is contingent upon the consummation of a Business Combination by October 20, 2022, subject to the terms of the underwriting agreement.

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

Note 2 — Restatements of Prior Period Financial Statements (As Restated)

Restatement relating to the balance sheet dated as of July 20, 2021, the date that the IPO closed, that was previously reported on a Current Report on Form 8-K filed with the SEC on July 26, 2021.

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

The Company’s management and the audit committee of the Company’s Board of Directors concluded that it is appropriate to restate certain items on the Company’s previously issued balance sheet dated as of July 20, 2021, the date that the Initial Public Offering closed, that was previously reported on a Current Report on Form 8-K filed with the SEC on July 26, 2021. The restated classification and reported values of ordinary shares subject to redemption as accounted for under ASC 480-10-S99 are included in the financial statements herein.

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

Restatement relating to the financial statements for the three months ended September 30, 2021 and for the period from February 2, 2021 (inception through September 30, 2021) that were previously reported on a Quarterly Report on Form 10-Q as filed with the SEC on November 23, 2021 (“Original Filing”).

At the time the Initial Public Offering, the Company has issued an aggregate of 8,000,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant for an aggregate purchase price of $8,000,000. The fair value of the Private Placement Warrants at issuance was $9,000,000. Accordingly, the Company incurred a $1,000,000 loss on the issuance of the warrants. The loss was presented in the Statement of Changes in Shareholders’ Deficit in the Original Filing, with no impact on the Statement of Operations. However, the Company re-evaluated the Company's application of ASC 718 “Compensation – Stock Compensation” (“ASC 718”) and determined that the proper treatment of the transaction was to reflect the $1,000,000 loss from the warrant issuance in the Statement of Operations.

Concurrently, the Company has also re-evaluated the Company’s application of ASC 815 “Accounting for Derivatives and Hedging Activity” (“ASC 815”) related to its accounting for the derivative liability related to the IPO over-allotment option not exercised by the underwriter. In its Original Filing, the Company did not record a derivative liability related to the 3,000,000 over-allotment Units not exercised by the Underwriters. Based on Black Scholes Model used by the Company, the derivative liability for the over-allotment portion not exercised was approximately $190,208. The resulting correction increases other income and net income in the statement of operations.

The following tables summarize the effect of the restatement related to the three months ended September 30, 2021 and for the period from February 2, 2021 (inception through September 30, 2021) on each financial statement line item as of the dates, and for the period, indicated:

As of September 30, 2021	As Reported	Adjustment	As Adjusted
Condensed statements of operations for the three months ended September 30, 2021
Change in fair value of derivative liability	$—	$190,208	$190,208
Fair value in excess of sale of private warrants	—	(1,000,000)	(1,000,000)
Total other income (expense)	9,613,041	(809,792)	8,803,249
Net Income	9,200,111	(809,792)	8,390,319
Weighted average shares outstanding of Class A ordinary share	15,824,176	—	15,824,176
Basic and diluted net income per Class A ordinary share	0.44	(0.04)	0.40
Weighted average shares outstanding of Class B ordinary share	5,156,593	(156,593)	5,000,000
Basic and diluted net income per Class B ordinary share	0.44	(0.04)	0.40
Condensed statements of operations for the period from period February 2, 2021 (inception) through September 30, 2021
Change in fair value of derivative liability	—	190,208	190,208
Fair value in excess of sale of private warrants	—	(1,000,000)	(1,000,000)
Total other income (expense)	9,613,041	(809,792)	8,803,249
Net Income	9,192,691	(809,792)	8,382,899
Weighted average shares outstanding of Class A ordinary share	6,000,000	—	6,000,000
Basic and diluted net income per Class A ordinary share	0.79	(0.03)	0.76
Weighted average shares outstanding of Class B ordinary share	5,665,625	(665,625)	5,000,000
Basic and diluted net income per Class B ordinary share	0.79	(0.03)	0.76
Condensed statements of changes in shareholders’ deficit statement for the period from February 2, 2021 (inception) through September 30, 2021
Sale of private warrants under fair value	(1,000,000)	1,000,000	—
Net Income	9,200,111	(809,792)	8,390,319
Accretion for Class A ordinary shares to redemption value	(25,598,344)	(214,708)	(25,813,052)
Total shareholders’ deficit	(17,405,153)	—	(17,405,153)
Condensed statement of cash flows for the period from February 2, 2021 (inception) through September 30, 2021
Net Income	9,192,691	(809,792)	8,382,899
Change in fair value of derivative liability	—	(190,208)	(190,208)

Fair value in excess of sale of private warrants	—	1,000,000	1,000,000

Note 3 — Summary of Significant Accounting Policies (As Restated)

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

At September 30, 2021, the Class A ordinary shares reflected in the condensed balance sheet is reconciled in the following table:

Gross proceeds	$200,000,000
Less:
Initial fair value of the over-allotment liability	(190,208)
Fair value of Public Warrants at issuance	(10,800,000)
Class A shares issuance costs	(12,820,810)
Plus:
Accretion of carrying value to redemption value	25,813,052
Class A ordinary shares subject to possible redemption	$202,002,034

The accretion of carrying value to redemption value is comprised of $25,811,018 which was recognized at IPO and $2,034 of income earned in the Trust Account through September 30, 2021.

Offering Costs

Offering costs, including additional underwriting fees associated with the underwriters’ exercise of the over-allotment option, consist principally of legal, accounting, underwriting fees and other costs directly related to the Initial Public Offering. Offering costs amounted to $13,577,813. Of this amount, $12,820,810 was charged to stockholders’ equity upon the completion of the Initial Public Offering and $757,003 was expensed due to allocating certain offering costs to the warrant liability.

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

			For the period January 19, 2021
	For the three months ended September 30,		(inception) through September 30,
	2021		2021
Basic and diluted net income per share:	Class A Shares	Class B Shares	Class A Shares	Class B Shares
Numerator:
Allocation of net income, including accretion of temporary equity	$6,375,757	$2,014,562	$4,572,490	$3,810,409

Denominator:
Weighted average shares outstanding	15,824,176	5,000,000	6,000,000	5,000,000

Basic and dilution net income per share	$0.40	$0.40	$0.76	$0.76

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

Note 5 — Private Placement (As Restated)

Concurrently with the closing of the Initial Public Offering, the Sponsor and underwriter purchased an aggregate of 8,000,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant for an aggregate purchase price of $8,000,000. Each whole Private Placement Warrant is exercisable for one whole share of Class A Ordinary shares at a price of $11.50 per share, subject to adjustment (see Note 8). The proceeds from the Private Placement Warrants at the Initial Public Offering are held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The fair value of the Private Placement Warrants at issuance was $9,000,000. Fair value in excess of sale of private warrants was recorded in the condensed statement of operations.

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

Note 10 — Fair Value Measurements (As Restated)

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

		Quoted Prices in	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities	1	$202,002,034	—	—
Liabilities:
Warrant Liability — Public Warrants	1	4,600,000	—	—
Warrant Liability — Private Warrants	3	—	—	4,832,000

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

The following table provides quantitative information regarding Level 3 fair value measurements at September 30, 2021 and July 20, 2021:

	July 20, 2021	September 30, 2021
Share Price	$9.95	$9.93
Exercise Price	$11.50	$11.50
Redemption Trigger Price	$18.00	$18.00
Term (years)	5.99	5.8
Probability of Acquisition	75.00%	75.00%
Volatility	19.40%	9.8%
Risk Free Rate	0.83%	1.11%
Dividend Yield	0.00%	0.00%

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Public	Private	Total
	Warrants (Level 1)	Warrants (Level 3)	Warrants
Fair value as of July 20, 2021 (IPO)	$—	$—	$—
Initial Measurement on July 20, 2021	9,000,000	10,800,000	19,800,000
Change in fair value	(4,400,000)	(5,968,000)	(10,368,000)
Fair value as of September 30, 2021	4,600,000	4,832,000	9,432,000

Over-Allotment Options (As Restated)

In connection with the IPO, the Company granted the underwriters an option to purchase 3,000,000 of the Company’s Units for $10.00 per unit, for 45 days commencing on July 20, 2021 (Grant Date). Since this option extended beyond the closing of the IPO, this option feature represented a call option that met the definition of a derivative. Since the over-allotment was not exercised by the under-writers, the reclassification of derivative liability upon exercise of overallotment option in the amount of $190,208 was recorded as income as of September 30, 2021.

The Company used the Black-Scholes valuation model to determine the fair value of the call option on July 20, 2021 using assumptions commensurate with each measurement period as shown in the following table:

Inputs	July 20, 2021
Risk-free interest rate	0.06%
Expected term (years)	0.12
Expected volatility	4.50%
Exercise Price	$10.00
Dividend yield	0.00%

The following table presents the changes in the fair value of the Level 3 over-allotment option:

Derivative liability
for overallotment option
Fair value as of July 20, 2021 (IPO)	$—
Initial Measurement on July 20, 2021	190,208
Change in fair value at the expiration of the 45 day period	(190,208)
Fair value as of September 30, 2021	$—

Note 11 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were available to be issued and determined that there have been no events that have occurred that would require adjustments to the disclosures of the unaudited condensed financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (AS RESTATED).

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

For the three months ended September 30, 2021, we had a net income of $8,390,319, which consisted of operating expenses of $412,930, a decrease in the fair value of warrant liabilities of $10,368,000, offering costs related to the warrant issuance of $757,003, fair value in excess of sale of private warrants of $1,000,000, change in fair value of derivative liability of 190,208, interest income of $10, and investment income on the Trust Account of $2,034.

For the period from February 2, 2021 (inception) through September 30, 2021, we had a net loss of $8,382,899, which consisted of operating expenses of $420,350, a decrease in the fair value of warrant liabilities of $10,368,000, offering costs related to the warrant issuance of $757,003, fair value in excess of sale of private warrants of $1,000,000, change in fair value of derivative liability of 190,208, interest income of $10, and investment income on the Trust Account of $2,034.

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

For the period from February 2, 2021 (inception) through September 30, 2021, net cash used in operating activities was $833,400. Net income of $8,382,899 was impacted by an decrease in the fair value of warrant liabilities of $10,368,000, fair value in excess of sale of private warrants of $1,000,000, change in fair value of derivative liability of 190,208, and offering costs related to the issuance of the warrants of $757,003, as well as interest earned in the Trust Account of $2,034.

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

ITEM 4. CONTROLS AND PROCEDURES (AS RESTATED).

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluations, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective due to a material weakness in internal controls over financial reporting related to accounting and valuation for complex financial instruments since inception. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal third quarter of 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Due to the events that led to our restatement of our financial statements, management has identified a material weakness related to accounting and valuation for complex financial instruments, as described in Note 2 to the Condensed Financial Statements entitled “Restatements of Prior Period Financial Statements”.

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

STONEBRIDGE ACQUISITION CORPORATION

Date: June 1, 2022	By:	/s/ Bhargava Marepally
	Name:	Bhargava Marepally
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: June 1, 2022	By:	/s/ Prabhu Antony
	Name:	Prabhu Antony
	Title:	President, Chief Financial Officer and Director
(Principal Financial and Accounting Officer)