Form 10-Q
period 2022-06-30
StoneBridge Acquisition Corp.
filed 2022-08-15
CIK 1844981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 15, 2022 there were 20,000,000 Class A ordinary shares, par value $0.0001 per share, and 5,000,000 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

STONEBRIDGE ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

		Page
PART 1 – FINANCIAL INFORMATION

Item 1.	Interim Financial Statements (Unaudited)

	Condensed Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021	1

	Unaudited Condensed Statements of Operations for the three and six months ended June 30, 2022 , the three months ended June 30, 2021 and the period February 2, 2021 (inception) through June 30, 2021.	2

	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the three and six months ended June 30, 2022, the three months ended June 30, 2021 and for the period from February 2, 2021 (inception) to June 30, 2021.	3

	Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2022 and for the period from February 2, 2021 (inception) to June 30, 2021.	4

	Notes to Condensed Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22

Item 4.	Controls and Procedures	22

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Mine Safety Disclosures	23

Item 5.	Other Information	23

Item 6.	Exhibits	24

SIGNATURES		25

i

STONEBRIDGE ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$293,562	$670,522
Prepaid expenses and other assets	354,031	324,280
Total current assets	647,593	994,802
Prepaid expenses- non current	14,215	175,024
Investments held in Trust Account	202,299,421	202,006,302
TOTAL ASSETS	$202,961,229	$203,176,128

LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$18,403	$113,695
Due to affiliate	287,693	227,693
Total current liabilities	306,096	341,388

Derivative warrant liabilities	1,420,000	8,992,000
Deferred underwriting fee payable	9,000,000	9,000,000
Total liabilities	10,726,096	18,333,388

COMMITMENTS AND CONTINGENCIES (Note 6)
REDEEMABLE ORDINARY SHARES
Class A ordinary shares subject to possible redemption, $0.0001 par value, 20,000,000 shares at redemption value of $10.11 per share at June 30, 2022 and December 31, 2021	202,299,421	202,006,302

SHAREHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A Ordinary shares; $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding (excluding 20,000,000 shares subject to possible redemption)	—	—
Class B Ordinary shares; $0.0001 par value; 20,000,000 shares authorized; 5,000,000 shares issued and outstanding	500	500
Additional paid-in capital	—	—
Accumulated deficit	(10,064,788)	(17,164,062)

Total Shareholders’ Deficit	(10,064,288)	(17,163,562)

TOTAL LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT	$202,961,229	$203,176,128

The accompanying notes are an integral part of these unaudited condensed financial statements

STONEBRIDGE ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

				For the period
			For the six	February 2, 2021
	For the three months ended		months ended	(inception) through
	June 30,		June 30,	June 30,
	2022	2021	2022	2021
OPERATING EXPENSES
General and administrative	$147,001	$—	$472,850	$7,420
Loss from operations	147,001	—	472,850	7,420

OTHER INCOME
Change in fair value of warrant liability	4,120,000	—	7,572,000	—
Income on investments held in Trust Account	272,887	—	293,243	—
Total other income	4,392,887	—	7,865,243	—

NET INCOME (LOSS)	$4,245,886	$—	$7,392,393	$(7,420)

Weighted average shares outstanding of Class A common stock	20,000,000	—	20,000,000	—
Basic and diluted net income per share, Class A	$0.17	$—	$0.30	$—

Weighted average shares outstanding of Class B common stock	5,000,000	5,000,000	5,000,000	5,000,000
Basic and diluted net income ( loss) per share, Class B	$0.16	$—	$0.28	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements

STONEBRIDGE ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		paid-in	Accumulated	shareholders’
	Shares	Amount	Shares	Amount	capital	deficit	deficit
Balance, December 31, 2021	—	$—	5,000,000	$500	$—	$(17,164,062)	$(17,163,562)
Net Income	—	—	—	—	—	3,146,507	3,146,507
Remeasurement for Class A ordinary shares to redemption value	—	—	—	—	—	(20,342)	(20,342)
Balance, March 31, 2022	—	—	5,000,000	500	—	(14,037,897)	(14,037,397)
Net Income	—	—	—	—	—	4,245,886	4,245,886
Remeasurement for Class A ordinary shares to redemption value	—	—	—	—	—	(272,777)	(272,777)
Balance, June 30, 2022	—	$—	5,000,000	$500	$—	$(10,064,788)	$(10,064,288)

FOR THE THREE MONTHS ENDED JUNE 30, 2021

AND FOR THE PERIOD FROM FEBRUARY 2, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		paid-in	Accumulated	shareholders’
	Shares	Amount	Shares	Amount	capital	deficit	deficit
Balance, February 2, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B Ordinary shares to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	—	—	(7,420)	(7,420)
Balance, March 31, 2021	—	—	5,750,000	575	24,425	(7,420)	17,580
Net Income (loss)	—	—	—	—	—	—	—
Balance, June 30, 2021	—	$—	5,750,000	$575	$24,425	$(7,420)	$17,580

The accompanying notes are an integral part of these unaudited condensed financial statements.

STONEBRIDGE ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

		For the period
	For the six	February 2, 2021
	months ended	(inception) Through
	June 30, 2022	June 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$7,392,393	$(7,420)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest income on investments held in Trust Account	(293,119)	—
Change in fair value of warrant liability	(7,572,000)	—
Organizational expenses paid by affiliate	—	7,420
Changes in operating assets and liabilities:
Prepaid expenses and other assets	131,058	—
Due to affiliates	60,000	—
Accounts payable	(95,292)	—
Net cash flows used in operating activities	(376,960)	—

NET CHANGE IN CASH	(376,960)	—

CASH, BEGINNING OF PERIOD	670,522	—

CASH, END OF PERIOD	$293,562	$—

Supplemental disclosure of noncash activities:
Deferred offering costs included in accrued offering costs and due to affiliates	$—	$52,500
Remeasurement of Class A ordinary shares subject to possible redemption	$293,119	$—
Prepaid expenses paid by the Sponsor in exchange for the issuance of Class B Ordinary shares	$—	$25,000

The accompanying notes are an integral part of these unaudited condensed financial statements

STONEBRIDGE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

As of June 30, 2022, the Company had not commenced any operations. All activity through June 30, 2022, relates to the Company’s formation and initial public offering (the “Initial Public Offering”), which is described below, and, since the offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income earned on investments from the proceeds derived from the Initial Public Offering. The registration statement for the Company’s Initial Public Offering was declared effective on July 15, 2021. On July 20, 2021, the Company consummated the Initial Public Offering of 20,000,000 units (the “Units”) with respect to the Class A ordinary shares (the “Class A Ordinary Shares”) included in the Units being offered (the “Public Shares”) at $10.00 per Unit generating gross proceeds of $200,000,000, which is discussed in Note 3.

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

All of the 20,000,000 Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Company’s Business Combination and in connection with certain amendments to the Company’s amended and restated Memorandum and Articles of Association (the “Certificate of Incorporation”). In accordance with the rules of the U.S. Securities and Exchange Commission (the “SEC”) and its guidance on redeemable equity instruments, which has been codified in Accounting Standards Codification (“ASC”) 480-10-S99, redemption provisions not solely within the control of a company require ordinary shares subject to redemption to be classified outside of permanent equity. Given that the Public Shares will be issued with other freestanding instruments (i.e., public warrants), the initial carrying value of Class A ordinary shares classified as temporary equity will be the allocated proceeds determined in accordance with ASC 470-20. The Class A ordinary shares are subject to ASC 480-10-S99 if it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. While redemptions cannot cause the Company’s net tangible assets to fall below $5,000,001, the Public Shares are redeemable and will be classified as such on the balance sheet until such date that a redemption event takes place.

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

As of June 30, 2022, the Company had $293,562 in its operating bank account, $202,299,421 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Ordinary Shares in connection therewith and working capital of $341,497. Management expects to incur significant costs in pursuit of its acquisition plans. The Company believes it will need to raise additional funds in order to meet the expenditures required for operating its business and to consummate a business combination. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual report on Form 10-K as filed with SEC on April 15, 2022.The interim results for the six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year end December 31, 2022 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

Investments Held in Trust Account

At June 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in mutual funds invested in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Offering Costs associated with the Initial Public Offering

Offering costs, including additional underwriting fees associated with the underwriters’ exercise of the over-allotment option, consist principally of legal, accounting, underwriting fees and other costs directly related to the Initial Public Offering.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. At June 30, 2022, the Company has not experienced losses on these accounts.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021 and June 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A Ordinary shares subject to possible redemption in accordance with the guidance in “ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A Ordinary shares (including Class A Ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A Ordinary shares is classified as shareholders’ equity. The Company’s Class A Ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, 20,000,000 Class A Ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of the redeemable ordinary shares are affected by charges against additional paid-in capital and accumulated deficit.

At June 30, 2022 and December 31, 2021 the Class A ordinary shares reflected in the balance sheet is reconciled in the following table:

Gross proceeds July 20, 2021	$200,000,000
Less:
Initial fair value of the over-allotment liability	(190,208)
Fair value of Public Warrants at issuance	(10,800,000)
Class A shares issuance costs	(12,820,810)
Plus:
Remeasurement of carrying value to redemption value	25,817,320
Class A ordinary shares subject to possible redemption at December 31, 2021	202,006,302
Remeasurement of carrying value to redemption value	20,342
Class A ordinary shares subject to possible redemption at March 31, 2022	202,026,644
Remeasurement of carrying value to redemption value	272,777
Class A ordinary shares subject to possible redemption at June 30, 2022	$202,299,421

Net income (loss) per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income of the Company. Accretion associated with the redeemable Class A ordinary shares is excluded from net income (loss) per ordinary share as the redemption value approximates fair value.

The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the concurrent private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 18,000,000 Class A ordinary shares in the aggregate. As of June 30, 2022 and December 31, 2021 the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the six months ended		For the period February 2, 2021
	June 30, 2022		(Inception) to June 30, 2021
	Class A Ordinary	Class B Ordinary	Class A Ordinary	Class B Ordinary
	Shares	Shares	Shares	Shares
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$5,972,538	$1,419,855	$—	(7,420)

Denominator:
Weighted average shares outstanding	20,000,000	5,000,000	—	5,000,000

Basic and diluted net income (loss) per share	$0.30	$0.28	$—	$(0.00)

	For the three months ended		For the three months ended
	June 30, 2022		June 30, 2021
	Class A Ordinary	Class B Ordinary	Class A Ordinary	Class B Ordinary
	Shares	Shares	Shares	Shares
Basic and diluted net income per share:
Numerator:
Allocation of net income	$3,451,264	$794,622	$—	—

Denominator:
Weighted average shares outstanding	20,000,000	5,000,000	—	5,000,000

Basic and diluted net income per share	$0.17	$0.16	$—	$—

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

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is considering the impact of this pronouncement on the financial statements.

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

Due to Affiliates

As of June 30, 2022 and December 31, 2021, the Company owed the Sponsor $287,693 and $227,693, respectively towards deferred offering and other formation costs incurred as well as administration support services. This amount will be repaid as soon as practical from the operating account.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2022 and December 31, 2021, the Company had no outstanding borrowings under the Working Capital Loans.

Administrative Services Fee

The Company entered into an agreement whereby, commencing on July 20, 2021, the Company will pay the Sponsor $10,000 per month for office space, administrative and support services. For the six months ended June 30, 2022 the Company incurred $60,000 in fees for these services. As at June 30, 2022 and December 31, 2021 a total of $110,000 and $50,000, respectively of administrative support services were included in the Due to affiliates balance in the accompanying condensed balance sheets.

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

Advisory Fees

On January 3, 2022, the Company entered into an agreement with ARC Group for strategic and target identification advisory services, pursuant to which the Company will pay the ARC Group an initial retainer fee of $25,000 (which has been paid by the Company in January 2022), a closing retainer fee at announcement of the Business Combination in the amount of $175,000 and a success fee of $1,000,000 upon completion of Business Combination with introduced target. Limited target identification services have been performed by the ARC Group in connection with the agreement, the compensation for which has been covered by the initial retainer fee of $25,000. No amounts are owed under the agreement with the ARC Group as of June 30, 2022.

On April 28, 2022, the Company entered into an agreement with J.V.B. Financial Group, LLC (“JVB”) for financial advisor and placement agent services in connection with the Business Combination. Pursuant to this agreement, the Company agreed to pay JVB (i) a transaction fee in an amount equal to $1,500,000 in connection with a successful Business Combination transaction and (ii) a transaction fee in connection with JVBs’ services as a non-exclusive placement agent in connection with a private placement of securities to fund the Business Combination transaction equal to 4% of the gross proceeds raised from investors and received by the Company. The Company also agreed to reimburse JVB upon consummation of the Business Combination or upon termination of this agreement for out-of-pocket expenses up to a maximum amount of $100,000. No services have been performed and no amounts are owed under the agreement with JVB as of June 30, 2022.

On January 4, 2022, the Company entered into an agreement with Sett & Lucas limited (“S&L”) for certain financial advisory and investment banking services in relation to the Business Combination with a potential target. Pursuant to this agreement, the Company agreed to pay S&L a success fee earned upon successful completion of the Business Combination equal to 2% of the pre-money enterprise valuation of the potential target acquired. The company also agreed to reimburse S&L for out-of-pocket expenses. No services have been performed and no amounts are owed under the agreement with the S&L as of June 30, 2022.

Note 7 — Shareholders’ Deficit

Ordinary shares

Class A Ordinary shares — The Company is authorized to issue 200,000,000 Class A Ordinary shares with a par value of $0.0001 per share. At June 30, 2022 and December 31, 2021, there were no (excluding 20,000,000 Class A Ordinary shares subject to possible redemption) Class A Ordinary shares issued and outstanding.

Class B Ordinary shares — The Company is authorized to issue 20,000,000 Class B Ordinary shares with a par value of $0.0001 per share. Holders of Class B Ordinary shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 5,000,000 Class B Ordinary shares issued and outstanding after giving effect to the forfeiture of 750,000 Class B Ordinary shares.

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

Preferred Shares — The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no preferred share issued or outstanding.

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

As of June 30, 2022 and December 31, 2021, there were 10,000,000 Public Warrants and 8,000,000 Private Warrants outstanding.

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

At June 30, 2022 and December 31, 2021, assets held in the Trust Account were comprised of $202,299,421 and $202,006,302 respectively, invested in U.S. Treasury Securities mutual funds.

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

June 30, 2022		Quoted Prices in	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities	1	$202,299,421	—	—
Liabilities:
Warrant Liability - Public Warrants	1	700,000	—	—
Warrant Liability - Private Warrants	3	—	—	720,000

December 31, 2021		Quoted Prices in	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities	1	$202,006,302	—	—
Liabilities:
Warrant Liability - Public Warrants	1	4,800,000	—	—
Warrant Liability - Private Warrants	3	—	—	4,192,000

Warrants

The Company has determined that warrants issued in connection with its initial public offering in July 2021 are subject to treatment as a liability. The estimated fair value of the warrant liability is determined using Level 1 and Level 3 inputs. At June 30, 2022, the Public Warrants had adequate trading volume to provide a reliable indication of value. The Public Warrants were valued at $0.07 at June 30, 2022 and $0.48 at December 31, 2021.

The Company utilized a modified Black Scholes model to value the Private Warrants at June 30, 2022 and December 31, 2021. The estimated fair value of the warrant liability is determined using Level 3 inputs. Inherent in the model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of each reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 fair value measurement to a Level 1 fair value measurement as of September 7, 2021, when the Public Warrants began trading separately. No transfers have taken place in the three months ended June 30, 2022.

The following table provides quantitative information regarding Level 3 fair value measurements on June 30, 2022 and December 31, 2021.

	June 30, 2022	December 31, 2021
Share Price	$9.99	$9.85
Exercise Price	$11.50	$11.50
Redemption Trigger Price	$18.00	$18.00
Term (years)	5.30	5.55
Probability of Acquisition	60.00%	85.00%
Volatility	—%	10.20%
Risk Free Rate	2.97%	1.30%
Dividend Yield	0.00%	0.00%

The following table presents the changes in the fair value of warrant liabilities:

	Public	Private	Total
	Warrants (Level 1)	Warrants (Level 3)	Warrants
Fair value as of December 31, 2021	$4,800,000	$4,192,000	$8,992,000
Change in fair value	(1,900,000)	(1,552,000)	(3,452,000)
Fair value as of March 31, 2022	2,900,000	2,640,000	5,540,000
Change in fair value	(2,200,000)	(1,920,000)	(4,120,000)
Fair value as of June 30, 2022	$700,000	$720,000	$1,420,000

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through June 30, 2022 were organizational activities and those necessary to prepare for the IPO, described below, and since the IPO, the search for a prospective initial business combination. We do not expect to generate any operating revenues until after the completion of an initial business combination, at the earliest. We expect to generate non-operating income in the form of interest income from the proceeds of the IPO placed in the trust account. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the three months ended June 30, 2022, we had a net income of $4,245,886 which consisted of operating expenses of $147,001, decrease in the fair value of warrant liabilities of $4,120,000 and interest income of $272,887.

For the six months ended June 30, 2022, we had a net income of $7,392,393 which consisted of operating expenses of $472,850, decrease in the fair value of warrant liabilities of $7,572,000 and interest income of $293,243.

For the period February 2, 2021 (inception) through June 30, 2021, we had a net loss of $7,420, which consisted of organizational costs of $7,420. There was no activity for the three months ended June 30, 2021.

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

For the six months ended June 30, 2022 cash used in operating activities was $376,960, which consisted of net income of $7,392,393, interest income on investments held in the Trust Account in the amount $293,119, change in the fair value of the warrant liability in the amount of $7,572,000, offset by the changes in prepaid expenses in the amount $131,058, due to affiliates in the amount of $60,000 and accounts payable in the amount $95,292.

For the period February 2, 2021 (inception) through June 30, 2021, net cash used in operating activities was nil. Net loss of $7,420 was impacted by an increase in general and administrative expenses.

As of June 30, 2022, we had cash and marketable securities held in the trust account of $202,299,421. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less income taxes payable), to complete our business combination. To the extent that our capital share or debt is used, in whole or in part, as consideration to complete a business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2022, the Company had $293,562 in its operating bank accounts, $202,299,421 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Ordinary Shares in connection therewith and working capital of $341,497. As of June 30, 2022 $299,421 of the amount on deposit in the Trust Account represented interest income. Management expects to incur significant costs in pursuit of its acquisition plans. The Company believes it will need to raise additional funds in order to meet the expenditures required for operating its business and to consummate a business combination. If the Company is unable to complete the Business Combination due to insufficient funds, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is considering the impact of this pronouncement on the financial statements.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluations, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to material weaknesses related to accounting and valuation for complex financial instruments in addition to the material weakness in internal controls over financial reporting related to incomplete accounting for accruals. In light of these material weaknesses, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There were no additional changes to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on April 15, 2022, as supplemented by our Quarterly Report on Form 10-Q for the three months ended March 31, 2022, filed with the SEC on May 16, 2022. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

STONEBRIDGE ACQUISITION CORPORATION

Date: August 15, 2022	By:	/s/ Bhargava Marepally
	Name:	Bhargava Marepally
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 15, 2022	By:	/s/ Prabhu Antony
	Name:	Prabhu Antony
	Title:	President, Chief Financial Officer and Director
(Principal Financial and Accounting Officer)