Form 10-Q
period 2022-09-30
StoneBridge Acquisition Corp.
filed 2022-11-14
CIK 1844981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 10, 2022 there were 20,000,000 Class A ordinary shares, par value $0.0001 per share, and 5,000,000 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

STONEBRIDGE ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

		Page
PART 1 – FINANCIAL INFORMATION

Item 1.	Interim Financial Statements (Unaudited)

	Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1

	Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2022 , the three months ended September 30, 2021 and for the period February 2, 2021 (inception) through September 30, 2021.	2

	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the three and nine months ended September 30, 2022, the three months ended September 30, 2021 and for the period from February 2, 2021 (inception) to September 30, 2021.	3

	Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2022 and for the period from February 2, 2021 (inception) to September 30, 2021.	4

	Notes to Condensed Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23

Item 4.	Controls and Procedures	23

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Mine Safety Disclosures	24

Item 5.	Other Information	24

Item 6.	Exhibits	25

SIGNATURES		26

i

STONEBRIDGE ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$171,539	$670,522
Prepaid expenses and other assets	271,635	324,280
Total current assets	443,174	994,802
Prepaid expenses- non current	—	175,024
Investments held in Trust Account	203,211,194	202,006,302
TOTAL ASSETS	$203,654,368	$203,176,128

LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$61,992	$113,695
Due to affiliate	317,693	227,693
Total current liabilities	379,685	341,388

Derivative warrant liabilities	800,000	8,992,000
Deferred underwriting fee payable	9,000,000	9,000,000
Total liabilities	10,179,685	18,333,388

COMMITMENTS AND CONTINGENCIES (Note 6)
REDEEMABLE ORDINARY SHARES
Class A ordinary shares subject to possible redemption, $0.0001 par value, 20,000,000 shares at redemption value of $10.16 and $10.10 per share at September 30, 2022 and December 31, 2021	203,211,194	202,006,302

SHAREHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A Ordinary shares; $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding (excluding 20,000,000 shares subject to possible redemption)	—	—
Class B Ordinary shares; $0.0001 par value; 20,000,000 shares authorized; 5,000,000 shares issued and outstanding	500	500
Additional paid-in capital	—	—
Accumulated deficit	(9,737,011)	(17,164,062)

Total Shareholders’ Deficit	(9,736,511)	(17,163,562)

TOTAL LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT	$203,654,368	$203,176,128

The accompanying notes are an integral part of these unaudited condensed financial statements

STONEBRIDGE ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

				For the period
			For the nine	February 2, 2021
	For the three months ended		months ended	(inception) through
	September 30,		September 30,	September 30,
	2022	2021	2022	2021
OPERATING EXPENSES
General and administrative	$293,016	$412,930	$765,866	$420,350
Loss from operations	293,016	412,930	765,866	420,350

OTHER INCOME
Change in fair value of derivative liability	—	190,208	—	190,208
Fair value in excess of sale of private warrants	—	(1,000,000)	—	(1,000,000)
Change in fair value of warrant liability	620,000	10,368,000	8,192,000	10,368,000
Investment income from Trust account	911,773	2,034	1,204,892	2,034
Interest income from checking account	793	10	917	10
Transaction costs allocated to warrant issuance	—	(757,003)	—	(757,003)
Total other income	1,532,566	8,803,249	9,397,809	8,803,249

NET INCOME	$1,239,550	$8,390,319	$8,631,943	$8,382,899

Weighted average shares outstanding of Class A common stock	20,000,000	15,824,176	20,000,000	6,000,000
Basic and diluted net income per share, Class A	$0.06	$0.40	$0.36	$0.76

Weighted average shares outstanding of Class B common stock	5,000,000	5,000,000	5,000,000	5,000,000
Basic and diluted net income per share, Class B	$0.01	$0.40	$0.30	$0.76

The accompanying notes are an integral part of these unaudited condensed financial statements

STONEBRIDGE ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		paid-in	Accumulated	shareholders’
	Shares	Amount	Shares	Amount	capital	deficit	deficit
Balance, December 31, 2021	—	$—	5,000,000	$500	$—	$(17,164,062)	$(17,163,562)
Net Income	—	—	—	—	—	3,146,507	3,146,507
Remeasurement for Class A ordinary shares to redemption value	—	—	—	—	—	(20,342)	(20,342)
Balance, March 31, 2022	—	—	5,000,000	500	—	(14,037,897)	(14,037,397)
Net Income	—	—	—	—	—	4,245,886	4,245,886
Remeasurement for Class A ordinary shares to redemption value	—	—	—	—	—	(272,777)	(272,777)
Balance, June 30, 2022	—	—	5,000,000	500	—	(10,064,788)	(10,064,288)
Net Income	—	—	—	—	—	1,239,550	1,239,550
Remeasurement for Class A ordinary shares to redemption value	—	—	—	—	—	(911,773)	(911,773)
Balance, September 30, 2022	—	$—	5,000,000	$500	$—	$(9,737,011)	$(9,736,511)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021

AND FOR THE PERIOD FROM FEBRUARY 2, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		paid-in	Accumulated	shareholders’
	Shares	Amount	Shares	Amount	capital	deficit	deficit
Balance, February 2, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B Ordinary shares to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	—	—	(7,420)	(7,420)
Balance, March 31, 2021	—	—	5,750,000	575	24,425	(7,420)	17,580
Net Income (loss)	—	—	—	—	—	—	—
Balance, June 30, 2021	—	—	5,750,000	575	24,425	(7,420)	17,580
Remeasurement of Class A ordinary shares to redemption value	—	—	—	—	(24,500)	(25,788,552)	(25,813,052)
Forfeiture of Class B ordinary shares	—	—	(750,000)	(75)	75	—	—
Net Income	—	—	—	—	—	8,390,319	8,390,319
Balance, September 30, 2021	—	$—	5,000,000	$500	$—	$(17,405,653)	$(17,405,153)

The accompanying notes are an integral part of these unaudited condensed financial statements.

STONEBRIDGE ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

		For the period
	For the nine	February 2, 2021
	months ended	(inception) to
	September 30, 2022	September 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,631,943	$8,382,899
Adjustments to reconcile net income to net cash used in operating activities:
Income on investments held in Trust Account	(1,204,892)	(2,034)
Offering costs related to warrant issuance	—	757,003
Fair value in excess of sale of private warrants	—	1,000,000
Change in fair value of derivative liability	—	(190,208)
Change in fair value of warrant liability	(8,192,000)	(10,368,000)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	227,669	(581,440)
Due to affiliates	90,000	—
Accounts payable	(51,703)	168,380
Net cash flows used in operating activities	(498,983)	(833,400)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash deposited to Trust Account	—	(202,000,000)
Net cash flows used in investing activities	—	(202,000,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of private units	—	8,000,000
Sale of Units, net of underwriting discounts paid of $4,000,000	—	196,000,000
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Payment of offering costs	—	(577,813)
Proceeds from due to affiliates	—	89,593
Net cash flows provided by financing activities	—	203,536,780

NET CHANGE IN CASH	(498,983)	703,380

CASH, BEGINNING OF PERIOD	670,522	—

CASH, END OF PERIOD	$171,539	$703,380

Supplemental disclosure of noncash activities:
Initial classification of Class A ordinary shares subject to redemption	$—	$202,000,000
Initial derivative warrant liability	$—	$19,800,000
Deferred underwriting fee payable	$—	$9,000,000
Remeasurement of Class A ordinary shares subject to possible redemption	$1,204,892	$—

The accompanying notes are an integral part of these unaudited condensed financial statements

STONEBRIDGE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

As of September 30, 2022, the Company had not commenced any operations. All activity through September 30, 2022, relates to the Company’s formation and initial public offering (the “Initial Public Offering”), which is described below, and, since the offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest/ dividend income earned on investments from the proceeds derived from the Initial Public Offering. The registration statement for the Company’s Initial Public Offering was declared effective on July 15, 2021. On July 20, 2021, the Company consummated the Initial Public Offering of 20,000,000 units (the “Units”) with respect to the Class A ordinary shares (the “Class A Ordinary Shares”) included in the Units being offered (the “Public Shares”) at $10.00 per Unit generating gross proceeds of $200,000,000, which is discussed in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 8,000,000 warrants (“Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to the Company’s sponsor, StoneBridge Acquisition Sponsor LLC and underwriters generating gross proceeds of $8,000,000, which is described in Note 4.

Offering costs for the Initial Public Offering amounted to $13,577,812, consisting of $4,000,000 of underwriting fees, $9,000,000 of deferred underwriting fees payable (which are held in the Trust Account (defined below)) and $577,812 of other costs. The Company immediately expensed $757,003 of offering costs in connection with the Warrants that were classified as liabilities. As described in Note 6, the $9,000,000 of deferred underwriting fee payable is contingent upon the consummation of a Business Combination by October 20, 2022, subject to the terms of the underwriting agreement. On September 30, 2022, the Company extended the time for a Business Combination for a further period of three months i.e. from October 20, 2022 to January 20, 2023.

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

Redemptions of the Company’s Public Shares may be subject to the satisfaction of conditions, including minimum cash conditions, pursuant to an agreement relating to the Company’s Business Combination. If the Company seeks shareholder approval of the Business Combination, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination, or such other vote as required by law or share exchange rule. If a shareholder vote is not required by applicable law or share exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by applicable law or share exchange listing requirements, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

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

The Company extended the time for a Business Combination for a further period of three months i.e. from October 20, 2022 to January 20, 2023. If the Company is unable to complete a Business Combination by January 20, 2023, which is 18 months from the closing of the Initial Public Offering (or by such later applicable date if the period is extended to 21 months) (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay the Company’s franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

If the Company anticipates that it may not be able to consummate an initial business combination by October 20, 2022 (i.e., within 15 months from the July 20, 2021 closing of the IPO), the Sponsor or its affiliates or designees may, but are not obligated to, extend the period of time to consummate a business combination two times by an additional three months each time (for a total of up to 21 months to complete a business combination); provided that, pursuant to the terms of the Company’s amended and restated memorandum and articles of association and the trust agreement to be entered into between the Company and Continental Stock Transfer & Trust Company on July 15, 2021, the only way to extend the time available for the Company to consummate its initial business combination is for the Sponsor or its affiliates or designees, upon five days’ advance notice prior to the applicable deadline, to deposit into the trust account $1,000,000 ($0.05 per share, or an aggregate of $2,000,000), on or prior to the date of the applicable deadline. In the event that the Sponsor or its affiliates or designees elect to extend the time to complete a business combination and deposit the applicable amount of money into trust, the Sponsor or its affiliates or designees would receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that the Company is unable to close a business combination unless there are funds available outside the trust account to do so. In the event that the Company receives notice from the Sponsor or its affiliates or designees five days prior to the applicable deadline of its intent to effect an extension, the Company intends to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, the Company intends to issue a press release the day after the applicable deadline announcing whether the funds had been timely deposited. Neither the Sponsor nor its affiliates or designees are obligated to fund the trust account to extend the time for the Company to complete an initial business combination. To the extent that some, but not all, of the parties decide to extend the period of time to consummate an initial business combination, such parties may deposit the entire amount required. The Company has extended the Business Combination date by three Months i.e. from October 20, 2022 to January 20, 2023. Board meeting held on September 30, 2022 and the company has agreed to accept from the sponsor an unsecured debt of $1,000,000 which will be deposited in the trust account investments upon receipt.

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

Liquidity and Going Concern

As of September 30, 2022, the Company had $171,539 in its operating bank account, $203,211,194 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Ordinary Shares in connection therewith and working capital of $63,489. Management expects to incur significant costs in pursuit of its acquisition plans. The Company believes it will need to raise additional funds in order to meet the expenditures required for operating its business and to consummate a business combination. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs, obtain approval for an extension of the deadline or complete a Business Combination by October 20, 2022, then the Company will cease all operations except for the purpose of liquidating. The Company extended the time for a business combination by 3 months (extended period) and has until January 20, 2023, 18 months from the closing of the IPO, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by the specified period. If a Business Combination is not consummated by January 20, 2023, the extended period (there will be a mandatory liquidation and subsequent dissolution. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that these financial statements are issued. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual report on Form 10-K as filed with SEC on April 15, 2022.The interim results for the nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year end December 31, 2022 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

Investments Held in Trust Account

At September 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in mutual funds invested in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Offering Costs associated with the Initial Public Offering

Offering costs, including additional underwriting fees associated with the underwriters’ exercise of the over-allotment option, consist principally of legal, accounting, underwriting fees and other costs directly related to the Initial Public Offering.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. At September 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021 and September 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A Ordinary shares subject to possible redemption in accordance with the guidance in “ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A Ordinary shares (including Class A Ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A Ordinary shares is classified as shareholders’ equity. The Company’s Class A Ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, 20,000,000 Class A Ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of the redeemable ordinary shares are affected by charges against additional paid-in capital and accumulated deficit.

At September 30, 2022 and December 31, 2021 the Class A ordinary shares reflected in the balance sheet is reconciled in the following table:

Gross proceeds July 20, 2021	$200,000,000
Less:
Initial fair value of the over-allotment liability	(190,208)
Fair value of Public Warrants at issuance	(10,800,000)
Class A shares issuance costs	(12,820,810)
Plus:
Remeasurement of carrying value to redemption value	25,817,320
Class A ordinary shares subject to possible redemption at December 31, 2021	202,006,302
Remeasurement of carrying value to redemption value	20,342
Class A ordinary shares subject to possible redemption at March 31, 2022	202,026,644
Remeasurement of carrying value to redemption value	272,777
Class A ordinary shares subject to possible redemption at June 30, 2022	$202,299,421
Remeasurement of carrying value to redemption value	911,773
Class A ordinary shares subject to possible redemption at September 30, 2022	$203,211,194

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

The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the concurrent private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 18,000,000 Class A ordinary shares in the aggregate. As of September 30, 2022 and December 31, 2021 the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the nine months ended		For the period February 2, 2021
	September 30, 2022		(Inception) to September 30, 2021
	Class A Ordinary	Class B Ordinary	Class A Ordinary	Class B Ordinary
	Shares	Shares	Shares	Shares
Basic and diluted net income per share:
Numerator:
Allocation of net income	$7,146,533	$1,485,410	$4,572,490	3,810,409
Denominator:
Weighted average shares outstanding	20,000,000	5,000,000	6,000,000	5,000,000

Basic and diluted net income per share	$0.36	$0.30	$0.76	$0.76

	For the three months ended		For the three months ended
	September 30, 2022		September 30, 2021
	Class A Ordinary	Class B Ordinary	Class A Ordinary	Class B Ordinary
	Shares	Shares	Shares	Shares
Basic and diluted net income per share:
Numerator:
Allocation of net income	$1,173,995	$65,555	$6,375,757	2,014,562
Denominator:
Weighted average shares outstanding	20,000,000	5,000,000	15,824,176	5,000,000

Basic and diluted net income per share	$0.06	$0.01	$0.40	$0.40

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

Due to Affiliates

As of September 30, 2022 and December 31, 2021, the Company owed the Sponsor $317,693 and $227,693, respectively towards deferred offering and other formation costs incurred as well as administration support services. This amount will be repaid as soon as practical from the operating account.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2022 and December 31, 2021, the Company had no outstanding borrowings under the Working Capital Loans.

Administrative Services Fee

The Company entered into an agreement whereby, commencing on July 20, 2021, the Company will pay the Sponsor $10,000 per month for office space, administrative and support services. For the nine months ended September 30, 2022 the Company incurred $90,000 in fees for these services. As at September 30, 2022 and December 31, 2021 a total of $140,000 and $50,000, respectively of administrative support services were included in the Due to affiliates balance in the accompanying condensed balance sheets.

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

Advisory Fees

On January 3, 2022, the Company entered into an agreement with ARC Group for strategic and target identification advisory services, pursuant to which the Company will pay the ARC Group an initial retainer fee of $25,000 (which has been paid by the Company in January 2022), a closing retainer fee at announcement of the Business Combination in the amount of $175,000 and a success fee of $1,000,000 upon completion of Business Combination with introduced target. Limited target identification services have been performed by the ARC Group in connection with the agreement, the compensation for which has been covered by the initial retainer fee of $25,000. No amounts are owed under the agreement with the ARC Group as of September 30, 2022.

On April 28, 2022, the Company entered into an agreement with J.V.B. Financial Group, LLC (“JVB”) for financial advisor and placement agent services in connection with the Business Combination. Pursuant to this agreement, the Company agreed to pay JVB (i) a transaction fee in an amount equal to $1,500,000 in connection with a successful Business Combination transaction and (ii) a transaction fee in connection with JVBs’ services as a non-exclusive placement agent in connection with a private placement of securities to fund the Business Combination transaction equal to 4% of the gross proceeds raised from investors and received by the Company. The Company also agreed to reimburse JVB upon consummation of the Business Combination or upon termination of this agreement for out-of-pocket expenses up to a maximum amount of $100,000. No services have been performed and no amounts are owed under the agreement with JVB as of September 30, 2022.

On January 4, 2022, the Company entered into an agreement with Sett & Lucas limited (“S&L”) for certain financial advisory and investment banking services in relation to the Business Combination with a potential target. Pursuant to this agreement, the Company agreed to pay S&L a success fee earned upon successful completion of the Business Combination equal to 2% of the pre-money enterprise valuation of the potential target acquired. The company also agreed to reimburse S&L for out-of-pocket expenses. No services have been performed and no amounts are owed under the agreement with the S&L as of September 30, 2022.

Note 7 — Shareholders’ Deficit

Ordinary shares

Class A Ordinary shares — The Company is authorized to issue 200,000,000 Class A Ordinary shares with a par value of $0.0001 per share. At September 30, 2022 and December 31, 2021, there were no (excluding 20,000,000 Class A Ordinary shares subject to possible redemption) Class A Ordinary shares issued and outstanding.

Class B Ordinary shares — The Company is authorized to issue 20,000,000 Class B Ordinary shares with a par value of $0.0001 per share. Holders of Class B Ordinary shares are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 5,000,000 Class B Ordinary shares issued and outstanding after giving effect to the forfeiture of 750,000 Class B Ordinary shares.

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

Preferred Shares — The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no preferred share issued or outstanding.

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

As of September 30, 2022 and December 31, 2021, there were 10,000,000 Public Warrants and 8,000,000 Private Warrants outstanding.

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

At September 30, 2022 and December 31, 2021, assets held in the Trust Account were comprised of $203,211,194 and $202,006,302 respectively, invested in U.S. Treasury Securities mutual funds.

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

September 30, 2022		Quoted Prices in	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities	1	$203,211,194	—	—
Liabilities:
Warrant Liability - Public Warrants	1	400,000	—	—
Warrant Liability - Private Warrants	3	—	—	400,000

December 31, 2021		Quoted Prices in	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities	1	$202,006,302	—	—
Liabilities:
Warrant Liability - Public Warrants	1	4,800,000	—	—
Warrant Liability - Private Warrants	3	—	—	4,192,000

Warrants

The Company has determined that warrants issued in connection with its initial public offering in July 2021 are subject to treatment as a liability. The estimated fair value of the warrant liability is determined using Level 1 and Level 3 inputs. At September 30, 2022, the Public Warrants had adequate trading volume to provide a reliable indication of value. The Public Warrants were valued at $0.04 at September 30, 2022 and $0.48 at December 31, 2021.

The Company utilized a modified Black Scholes model to value the Private Warrants at September 30, 2022 and December 31, 2021. The estimated fair value of the warrant liability is determined using Level 3 inputs. Inherent in the model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of each reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 fair value measurement to a Level 1 fair value measurement as of September 7, 2021, when the Public Warrants began trading separately. No transfers have taken place in the nine months ended September 30, 2022.

The following table provides quantitative information regarding Level 3 fair value measurements on September 30, 2022 and December 31, 2021.

	September 30, 2022	December 31, 2021
Share Price	$10.10	$9.85
Exercise Price	$11.50	$11.50
Redemption Trigger Price	$18.00	$18.00
Term (years)	5.17	5.55
Probability of Acquisition	7.5%	85.00%
Volatility	—%	10.20%
Risk Free Rate	3.97%	1.30%
Dividend Yield	0.00%	0.00%

The following table presents the changes in the fair value of warrant liabilities:

	Public	Private	Total
	Warrants (Level 1)	Warrants (Level 3)	Warrants
Fair value as of December 31, 2021	$4,800,000	$4,192,000	$8,992,000
Change in fair value	(1,900,000)	(1,552,000)	(3,452,000)
Fair value as of March 31, 2022	2,900,000	2,640,000	5,540,000
Change in fair value	(2,200,000)	(1,920,000)	(4,120,000)
Fair value as of June 30, 2022	$700,000	$720,000	$1,420,000
Change in fair value	(300,000)	(320,000)	(620,000)
Fair value as of September 30, 2022	$400,000	$400,000	$800,000

Note 10 — Subsequent Events

On October 13, 2022, the Company, notified the trustee of the Company’s trust account (the “Trust Account”) that it was extending the time available to the Company to consummate its initial business combination from October 20, 2022 to January 20, 2023 (the “Extension”). The Extension is the first of up to two (2) three-month extensions permitted under the Company’s governing documents.

On October 13, 2022, in connection with the Extension, the Company’s sponsor, StoneBridge Acquisition Sponsor LLC, deposited an aggregate of $1,000,000 (the “First Extension Payment”) into the Trust Account, on behalf of the Company. This deposit was made in form of a non-interest bearing loan to the Company (the “Loan”). If the Company completes a business combination by January 20, 2023 (or by April 20, 2023 if the Company exercises an additional three-month extension to extend the time to complete a business combination), the Company will repay the Loan out of the proceeds of the Trust Account released to the Company. If the Company does not complete its initial business combination by January 20, 2023 (or by April 20, 2023 if the Company exercises an additional three-month extension to extend the time to complete a business combination), the Company will only repay the Loan from funds held outside of the Trust Account.

The Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through September 30, 2022 were organizational activities and those necessary to prepare for the IPO, described below, and since the IPO, the search for a prospective initial business combination. We do not expect to generate any operating revenues until after the completion of an initial business combination, at the earliest. We expect to generate non-operating income in the form of interest income from the proceeds of the IPO placed in the trust account. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the three months ended September 30, 2022, we had a net income of $1,239,550 majorly consisting of investment income from trust account of $911,773, interest income from checking account $793, on decrease in fair value of warrants of $620,000 and operating expenses of $293,016 (majorly consisting of legal and professional expenses, Insurance expense and General and administrative expenses).

For the nine months ended September 30, 2022, we had a net income of $8,631,943 majorly consisting of investment income from trust account of $1,204,892, interest income from checking account $917, on decrease in fair value of warrants of $8,192,000 and operating expenses of $765,866 (majorly consisting of legal and professional expenses, Insurance expense and General and administrative expenses).

For the three months ended September 30, 2021, we had a net income of $8,390,319 majorly consisting of decrease in fair value of warrants of $10,368,000, offering costs incurred for warrant issue of $757,003, fair value in excess of sale of private warrants of $1,000,000, investment income from trust account of $2,034, interest income from checking account of $10, a change in fair value of the derivative liability of $190,208, operating expenses of $412,930 (majorly consisting of Insurance expense and General and administrative expenses).

For the period from February 2, 2021 (inception) through September 30, 2021, we had a net loss of $8,382,899, which is primarily due to decrease in fair value of warrants of $10,368,000, offering costs incurred for warrant issue of $757,003, fair value in excess of sale of private warrants of $1,000,000, investment income from trust account of $2,034, interest income from checking account of $10, a change in fair value of the derivative liability of $190,208, operating expenses of $420,350 (majorly consisting of Insurance expense and General and administrative expenses).

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

For the nine months ended September 30, 2022 cash used in operating activities was $498,983, which consisted of a net income of $8,631,943, investment income from trust account in the amount $1,204,892, change in the fair value of the warrant liability in the amount of $8,192,000, offset by the changes in prepaid expenses in the amount $227,669, due to affiliates in the amount of $90,000 and accounts payable in the amount $51,703.

For the period February 2, 2021 (inception) through September 30, 2021, net cash used in operating activities was $833,400, which consisted of net income of $8,382,899, investment income from trust account in the amount $2,034, offering costs related to warrant issuance of $757,003, Fair value in excess of sale of private warrants of $1,000,000, change in fair value of derivative liability of $190,208, decrease in the fair value of warrant liabilities of $10,368,000, offset by the changes in prepaid expenses in the amount $581,440 and accounts payable in the amount $168,380.

As of September 30, 2022, we had cash and marketable securities held in the trust account of $203,211,194. We intend to use substantially all of the funds held in the trust account, including any amounts representing dividend earned on the trust account to complete our business combination. To the extent that our capital share or debt is used, in whole or in part, as consideration to complete a business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2022, the Company had $171,539 in its operating bank accounts, $203,211,194 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Ordinary Shares in connection therewith and working capital of $63,489. As of September 30, 2022 $1,211,194 of the amount on deposit in the Trust Account represented dividend income. Management expects to incur significant costs in pursuit of its acquisition plans. The Company believes it will need to raise additional funds in order to meet the expenditures required for operating its business and to consummate a business combination. If the Company is unable to complete the Business Combination due to insufficient funds, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that that if the Company is unable to raise additional funds to alleviate liquidity needs, obtain approval for an extension of the deadline or complete a Business Combination by October 20, 2022, then the Company will cease all operations except for the purpose of liquidating. The Company has until October 20, 2022, 15 months (initial period) from the closing of the IPO, to consummate a Business Combination, with a further extension of three months i.e. from October 20, 2022 to January 20, 2023. (“extended period") It is uncertain that the Company will be able to consummate a Business Combination by the specified period. If a Business Combination is not consummated by January 20, 2023 (extended period), there will be a mandatory liquidation and subsequent dissolution. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that these financial statements are issued. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

Critical accounting estimates are estimates where (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company believes these to be estimates used as inputs in the valuation of the derivative warrant liability. These estimates are the probability of a successful business combination by January 20, 2023, and the implied volatility of the Public and Private Warrants.

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

This item is not applicable as we are a smaller reporting company.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluations, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to material weaknesses related to accounting and valuation for complex financial instruments in addition to the material weakness in internal controls over financial reporting related to incomplete accounting for accruals. In light of these material weaknesses, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There were no additional changes to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on April 15, 2022, as supplemented by our Quarterly Reports on Form 10-Q for the three months ended March 31, 2022 and six months ended June 30, 2022, filed with the SEC on May 16, 2022 and on August 15, 2022 respectively. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

We paid a total of $4,000,000 underwriting discounts and commissions and $577,812 for other offering costs and expenses related to the Initial Public Offering. In addition, the underwriters agreed to defer $9,000,000 in underwriting discounts and commissions.

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

* Filed herewith.

** These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STONEBRIDGE ACQUISITION CORPORATION

Date: November 10, 2022	By:	/s/ Bhargav Marepally
	Name:	Bhargav Marepally
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 10, 2022	By:	/s/ Prabhu Antony
	Name:	Prabhu Antony
	Title:	President, Chief Financial Officer and Director
(Principal Financial and Accounting Officer)