Form 10-K
period 2022-12-31
StoneBridge Acquisition Corp.
filed 2023-03-28
CIK 1844981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number: 001-40613

StoneBridge Acquisition Corporation
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One World Trade Center Suite 8500
New York, NY	10007
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (646) 314-3555

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary shares, $0.0001 par value per share, and one-half of one redeemable warrant	APACU	THE NASDAQ STOCK MARKET LLC
Class A ordinary share, par value $0.0001 per share	APAC	THE NASDAQ STOCK MARKET LLC
Redeemable warrants, each exercisable for one Class A ordinary share for $11.50 per share	APACW	THE NASDAQ STOCK MARKET LLC

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $199,800,000, based on the Nasdaq Stock Market closing price on that day of $9.99 per share.

As of March 21, 2023, there were 3,011,425 Class A ordinary shares, par value $0.0001 per share, and 5,000,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Stonebridge Acquisition Corporation

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2022

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

SUMMARY OF RISK FACTORS

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the below section titled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and our public shareholders could lose all or part of their investment. Such risks include, but are not limited to:

●	We are a company with no operating history and no revenues, and our public shareholders have no basis on which to evaluate our ability to achieve our business objective.
●	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”
●	Our public shareholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete an initial business combination even though a majority of our public shareholders do not support such a combination
●	If we seek shareholder approval of an initial business combination, our Sponsor (as defined below), officers and directors have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.
●	The only opportunity of our public shareholders to affect the investment decision regarding a potential business combination will be limited to the exercise of their right to redeem their shares from us for cash, unless we seek shareholder approval of such business combination.
●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.
●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.
●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that an initial business combination would be unsuccessful and that our public shareholders would have to wait for liquidation in order to redeem their shares.
●	The requirement that we complete an initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete an initial business combination on terms that would produce value for our shareholders
●	We may not be able to complete an initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.31 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.
●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus
●	(COVID-19) outbreak and the status of debt and equity markets.
●	As the number of special purpose acquisition companies increases, there may be more competition to find an attractive target for an initial business combination. This could increase the costs associated with completing an initial business combination and may result in our inability to find a suitable target for an initial business combination.

●	If we seek shareholder approval of an initial business combination, our Sponsor, directors, officers, and their respective affiliates may elect to purchase public shares or public warrants from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our securities.
●	If a shareholder fails to receive notice of our offer to redeem our public shares in connection with an initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.
●	Our public shareholders do not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate their investment, therefore, our public shareholders may be forced to sell their public shares or warrants, potentially at a loss.

PART I

ITEM 1.	BUSINESS

Introduction

StoneBridge Acquisition Corporation (“we,” “us,” “StoneBridge” or the “Company”) is a blank check company incorporated in February 2021 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report on Form 10-K as an initial business combination. We have generated no revenues to date and we do not expect that we will generate operating revenues at the earliest until we consummate an initial business combination.

On July 20, 2021, the Company consummated its initial public offering (the “IPO”) of 20,000,000 units (the “Units”). Each Unit consists of one Class A ordinary share of the Company, par value $0.0001 per share (“Class A ordinary share”), and one-half of one redeemable warrant of the Company (“Warrant”), with each whole Warrant entitling the holder thereof to purchase Class A ordinary shares for $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $200,000,000.

Simultaneously with the closing of the IPO, pursuant to private placement warrants purchase agreements, the Company completed the private sale (the “Private Placement”) of an aggregate of 8,000,000 warrants (the “Private Placement Warrants”) to StoneBridge Acquisition Sponsor LLC, a Delaware limited liability company (the “Sponsor”), and the representative of the underwriters Cantor Fitzgerald & Co. (“Cantor”). 7,000,000 Private Placement Warrants were sold to the Sponsor, and 1,000,000 Private Placement Warrants were sold to Cantor. The Private Placement Warrants were sold at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $8,000,000.

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

A total of $202,000,000, comprised of the proceeds from the IPO after expenses and the proceeds of the Private Placement, was placed in a U.S.-based trust account (the “Trust Account”) maintained by Continental Stock Transfer & Trust Company (“CST”), acting as trustee. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, and up to $100,000 of interest that may be needed to pay dissolution expenses, the funds held in the Trust Account will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial business combination, (ii) the redemption of any of the Company’s public shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial business combination or to redeem 100% of the Company’s public shares if it does not complete its initial business combination within 22 months (or up to 24 months, as applicable) from the July 20, 2021 closing of the IPO or (B) with respect to any other provision relating to shareholder’s rights or pre-business combination activity and (iii) the redemption of all of the Company’s public shares if it is unable to complete its initial business combination within 22 months (or up to 24 months, as applicable) from the July 20, 2021 closing of the IPO, subject to applicable law.

The Company has 22 months (or up to 24 months, as applicable) from the July 20, 2021 closing of the IPO to consummate an initial business combination. In addition, if the Company anticipates that it may not be able to consummate an initial business combination within 22 months (or up to 24 months, as applicable) from the July 20, 2021 closing of the IPO, the Sponsor or its affiliates or designees may, but are not obligated to, extend the period of time to consummate a business combination six times by an additional one month each time from January 20, 2023 (for a total of up to 24 months to complete a business combination); provided that, pursuant to the terms of the Company’s amended and restated memorandum and articles of association and the trust agreement entered into between the Company and Continental Stock Transfer & Trust Company on July 15, 2021 and incorporated as an exhibit hereto by reference, the only way to extend the time available for the Company to consummate its initial business combination is for the Sponsor or its affiliates or designees, upon five days’ advance notice prior to the applicable deadline, to deposit into the Trust Account $1,000,000 ($0.05 per share, or an aggregate of $2,000,000 if both extension options are exercised), on or prior to the date of the applicable deadline. In the event that the Sponsor or its affiliates or designees elect to extend the time to complete a business combination and deposit the applicable amount of money into trust, the Sponsor or its affiliates or designees would receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that the Company is unable to close a business combination unless there are funds available outside the Trust Account to do so. In the event that the Company receives notice from the Sponsor or its affiliates or designees five days prior to the applicable deadline of its intent to effect an extension, the Company intends to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, the Company intends to issue a press release the day after the applicable deadline announcing whether the funds had been timely deposited. Neither the Sponsor nor its affiliates or designees are obligated to fund the Trust Account to extend the time for the Company to complete an initial business combination. To the extent that some, but not all, of the parties decide to extend the period of time to consummate an initial business combination, such parties may deposit the entire amount required.

Recent Developments

Business Combination Agreement

On January 5, 2023, StoneBridge (at and after the Effective Time, “PubCo”) entered into a business combination agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”) with StoneBridge Acquisition Pte. Ltd., a Singapore private company limited by shares, with company registration number 202239721R and a direct wholly owned subsidiary of Stonebridge (“Amalgamation Sub”), DigiAsia Bios Pte. Ltd., a Singapore private company limited by shares, with company registration number 201730295C (“DigiAsia”), and Prashant Gokarn (the “Management Representative”), solely in his capacity as the Management Representative. Pursuant to the terms of the Business Combination Agreement, a business combination between StoneBridge and DigiAsia will be effected through the amalgamation of Amalgamation Sub with and into DigiAsia, with DigiAsia surviving the amalgamation as a wholly owned subsidiary of PubCo (the “Amalgamation,” and together with the other transactions contemplated by the Business Combination Agreement and the other agreements contemplated thereby, the “Transactions” or the “Business Combination”). The Board of Directors of StoneBridge (the “Board”) has unanimously (i) approved and declared advisable the Business Combination Agreement and the Transactions and (ii) resolved to recommend the approval and adoption of the Business Combination Agreement and the Transactions by the shareholders of StoneBridge.

Treatment of Securities

Preferred Shares. Immediately prior to the Sponsor Share Conversion (as defined below) and prior to the effective time of the Amalgamation (the “Effective Time”), each of the issued and outstanding series A preferred shares of DigiAsia (the “DigiAsia Preferred Shares”) shall be converted into DigiAsia ordinary shares (the “DigiAsia Ordinary Shares”) in accordance with the governing documents of DigiAsia (the “DigiAsia Preferred Shares Conversion”). All DigiAsia Preferred Shares converted into DigiAsia Ordinary Shares shall no longer be outstanding and shall cease to exist, and each holder of DigiAsia Preferred Shares shall thereafter cease to have any rights with respect to such securities.

Sponsor Shares. Immediately prior to the Effective Time, each issued and outstanding StoneBridge Founder Share shall automatically convert into one StoneBridge Class A ordinary share in accordance with the governing documents of StoneBridge (the “Sponsor Share Conversion”). All StoneBridge Founder Shares converted into StoneBridge Class A ordinary shares shall no longer be outstanding and shall cease to exist, and each holder of such StoneBridge Founder Shares shall thereafter cease to have any rights with respect to such securities.

Ordinary Shares. At the Effective Time (and, for the avoidance of doubt, following the DigiAsia Preferred Shares Conversion and immediately following the Sponsor Share Conversion), by virtue of the Amalgamation and without any action on the part of any DigiAsia shareholder, subject to and in consideration of the terms and conditions set forth in the Business Combination Agreement, each DigiAsia Ordinary Share that is issued and outstanding immediately prior to the Effective Time shall be converted into the right to receive the applicable Per Share Amalgamation Consideration (as defined in the Business Combination Agreement). All such converted DigiAsia Ordinary Shares shall no longer be outstanding and shall cease to exist, and each holder of DigiAsia Ordinary Shares shall thereafter cease to have any rights with respect to such securities, except the right to receive the applicable consideration into which such DigiAsia Ordinary Shares shall have been converted into in the Amalgamation.

Stock Options. As of the Effective Time, there shall be no options to purchase DigiAsia Ordinary Shares (a “DigiAsia Option”) granted under any DigiAsia Share Plan that is outstanding and unexercised. Prior to the Effective Time, DigiAsia shall terminate the DigiAsia Share Plan. As of the Effective Time, all DigiAsia Options shall no longer be outstanding and each holder of PubCo Options (as defined below) shall cease to have any rights with respect to such DigiAsia Options. To the extent that any DigiAsia Options remain outstanding and unexercised immediately prior to the Effective Time, whether or not then vested or exercisable, such options shall be assumed by the PubCo and shall be converted into a share option (a “PubCo Option”) to acquire PubCo ordinary shares (“PubCo Ordinary Shares”). Following the Effective Time, each PubCo Option shall be subject to the Incentive Plan (as defined below) and to the same terms and conditions, including, without limitation, any vesting conditions, as had applied to the corresponding DigiAsia Option as of immediately prior to the Effective Time, except for such terms rendered inoperative by reason of the Transactions, subject to such adjustments as reasonably determined by PubCo Board to be necessary or appropriate to give effect to the conversion or the Transactions.

Earnout Shares. At the closing of the Amalgamation (the “Closing”) and immediately prior to the Effective Time, individuals composing the Management Earnout Group (as defined in the Business Combination Agreement) shall each be entitled to receive their pro rata share of up to 5,000,001 additional PubCo Ordinary Shares (the “Earnout Shares”) as follows: (a) 1,500,000 Earnout Shares on the six-month anniversary of the date on which the Closing actually occurs (the “Closing Date”), and (b) the remaining 3,500,0001 if, within the 5-year period following the Closing Date, (i) the closing share price of PubCo Ordinary Shares equals or exceeds any of three certain thresholds over any 20 trading days within a 30-day trading period or (ii) if PubCo consummates a transaction which results in PubCo shareholders having the right to exchange their shares for cash, securities or other property having a value equaling or exceeding such three certain thresholds.

Representations and Warranties

The Business Combination Agreement contains customary representations and warranties of the parties thereto with respect to, among other things, (a) entity organization, good standing and qualification, (b) authorization to enter into the Business Combination Agreement and to consummate the Transactions, (c) compliance with governing documents, laws and permits and certain disclosed contracts, (d) governmental consent, (e) capitalization, (f) financial statements and internal controls, (g) undisclosed liabilities (h) litigation, (i) intellectual property, (j) material contracts, (k) employee benefit and labor matters, (l) taxes, (m) brokers’ and finders’ fees, (n) insurance, (o) real and personal property, (p) environmental matters, (q) absence of changes, (r) affiliate agreements, (s) registration statement, (t) business operation during COVID-19, (u) absence of additional representations and warranties, (v) shareholder support agreements, (w) outside reliance, (x) financial ability and trust account, (y) SEC Reports and Sarbanes-Oxley Act, (z) Investment Company Act, and (aa) Nasdaq Stock Market LLC (“Nasdaq”) market quotations.

Covenants

The Business Combination Agreement includes customary covenants of the parties with respect to the operation of their respective businesses prior to the consummation of the Amalgamation and efforts to satisfy conditions to the consummation of the Amalgamation. The Business Combination Agreement also contains additional covenants of the parties, including, among others, covenants providing for StoneBridge and DigiAsia to use reasonable best efforts to cause the Registration Statement and the Proxy Statement to comply with the rules and regulations promulgated by the Securities and Exchange Commission (the “SEC”), to have the Registration Statement declared effective under the Securities Act as promptly as practicable after such filing and to keep the Registration Statement effective as long as is necessary to consummate the Amalgamation (as such terms are defined in the Business Combination Agreement). StoneBridge and DigiAsia have also agreed to obtain all requisite approvals of their respective shareholders including, in the case of StoneBridge, approvals of (a) PubCo’s amended and restated memorandum and articles of association, (b) the issuance of PubCo Ordinary Shares under Nasdaq rules, (c) the adoption of the Incentive Plan (as defined below), and (d) the nomination of the director nominees specified in the Director Nomination Agreements (as defined below). Additionally, Stonebridge has agreed to include in the Proxy Statement the recommendation of its board that shareholders approve all of the proposals to be presented at the extraordinary general meeting.

Transaction Financing

The Business Combination Agreement includes a covenant for StoneBridge to obtain, to DigiAsia’s satisfaction, transaction financing (the “Transaction Financing”), in the form of a firm written commitment to provide equity, convertible debt or equity-linked financing to PubCo, from investors to be agreed by StoneBridge and DigiAsia, in the amount of at least $30,000,000 made up of a combination of non-redeemed funds in the Trust Account, equity financing in the form of a private investment in public equity (“PIPE”) by institutions and family offices, convertible debt and a pre-paid advance on convertible debt (borrowed money). At least $20,000,000 of such amount shall be funded at the Closing (as defined in the Business Combination Agreement), and the remaining $10,000,000 shall be funded within three (3) months after the Closing.

StoneBridge shall also obtain, to DigiAsia’s satisfaction, a further equity line of credit (“ELOC”) in the amount of $100,000,000, which can be drawn down over a period of twenty-four (24) months from Closing, at PubCo’s option, subject to the terms and conditions of such ELOC.

DigiAsia Incentive Plan

StoneBridge has agreed to adopt, subject to shareholder approval, a 2023 omnibus incentive plan (the “Incentive Plan”) to be effective as of the Closing and in a form mutually acceptable to StoneBridge and DigiAsia. The Incentive Plan shall provide for an aggregate number of PubCo Ordinary Shares equal to 5% of the fully diluted outstanding PubCo Ordinary Shares immediately after the Closing to be reserved for issuance pursuant to the Incentive Plan.

Non-Solicitation Restrictions; Exclusivity

Each of StoneBridge and DigiAsia has agreed that from the date of the Business Combination Agreement to the Effective Time or, if earlier, the valid termination of the Business Combination Agreement in accordance with its terms, it will not solicit, initiate, continue, or engage in any discussion or negotiations with, or enter into any agreement with, or encourage, respond, provide information to or commence due diligence with respect to any Person concerning, relating to or which is intended or is reasonably likely to give rise to or result in, any offer, inquiry, proposal or indication of interest, written or oral relating to any other business combination (a “Business Combination Proposal”) other than among StoneBridge and DigiAsia, and their respective shareholders and their respective Affiliates and Representatives (as such terms are defined in the Business Combination Agreement). Each of StoneBridge and DigiAsia has also agreed it shall, and shall cause its Affiliates and Representatives to, immediately cease any and all existing discussions or negotiations with any Person conducted prior to the execution of the Business Combination Agreement, or which is reasonably likely to give rise to or result in, a Business Combination Proposal other than among StoneBridge and DigiAsia (as such terms are defined in the Business Combination Agreement).

Conditions to Closing

The consummation of the Amalgamation is conditioned upon, among other things, (i) the absence of any governmental order, statute, rule or regulation enjoining or prohibiting the consummation of the Transactions, (ii) the completion of the Offer (as defined in the Business Combination Agreement) in accordance with the Business Combination Agreement, the StoneBridge organizational documents and the Proxy Statement, (iii) StoneBridge having at least $5,000,001 of net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) (iv) receipt of StoneBridge shareholder approval and certain DigiAsia board and shareholder approvals, (v) the approval for listing of PubCo’s Ordinary Shares on Nasdaq subject only to official notice of issuance thereof, (vi) the absence of any unresolved Amalgamation Objection (as defined in the Business Combination Agreement), (vii) the obtaining of all Regulatory Approvals (as defined in the Business Combination Agreement), (viii) solely with respect to StoneBridge, (A) each of the representations and warranties of DigiAsia being true and correct to applicable standards and each of the covenants of DigiAsia having been performed or complied with in all material respects, (B) StoneBridge’s receipt of officer’s certificates of DigiAsia certifying that such representations and warranties are true and correct, such covenants have been performed and complied with, and that the consolidated financial statements present fairly in all material respects the financial position, results of operations, income (loss), changes in equity and cash flows of the Company Group (as defined in the Business Combination Agreement) as of the dates and for the periods indicated therein, in conformity with U.S. GAAP and the auditing standards of the PCAOB, and (C) the execution and delivery of certain ancillary agreements, and (ix) solely with respect to DigiAsia, (A) each of the representations and warranties of StoneBridge being true and correct to applicable standards and each of the covenants of StoneBridge having been performed or complied with in all material respects, (B) DigiAsia’s receipt of officer’s certificates of StoneBridge and Amalgamation Sub certifying such representations and warranties are true and correct and such covenants have been performed and complied with, (C) the amendment and restatement of StoneBridge’s memorandum and articles of association in the form of PubCo Charter (as defined in the Business Combination Agreement), (D) the execution and delivery of certain ancillary agreements, and (E) the amount of aggregate cash available to StoneBridge at the Closing (after giving effect to the redemption of any StoneBridge Ordinary Shares in connection with the Offer, but prior to the payment of any Outstanding Acquiror Expenses and Outstanding Company Expenses (in each case, as defined in the Business Combination Agreement) being equal to or exceeding $20,000,000.

Termination

The Business Combination Agreement may be terminated and the transactions contemplated thereby abandoned:

(i) by mutual written consent of StoneBridge and DigiAsia;

(ii) prior to the Closing, by written notice by either StoneBridge or DigiAsia if the other party has breached its representations, warranties, covenants or agreements in the Business Combination Agreement such that the conditions to closing cannot be satisfied and such breach cannot be cured within certain specified time periods, and, in the case of termination sought by StoneBridge, provided that StoneBridge has not breached its covenant to meet certain Nasdaq listing and share issuance obligations under the Business Combination Agreement;

(iii) prior to the Closing, by written notice by either StoneBridge or DigiAsia if the Transactions are not consummated on or before June 30, 2023, provided that the failure of the terminating party to fulfill any obligation under the Business Combination Agreement is not the primary cause of, nor primarily resulted in, such failure to consummate the Transactions on or before that date;

(iv) prior to the Closing, by written notice by either StoneBridge or DigiAsia if the consummation of the Amalgamation is permanently enjoined or prohibited by the terms of a final, non-appealable governmental order or a statue, rule or regulation; or

(v) by either StoneBridge or DigiAsia if StoneBridge shareholders do not approve the Business Combination Agreement at the extraordinary general meeting held for that purpose.

The Business Combination Agreement and other agreements described below have been included to provide investors with information regarding their respective terms. They are not intended to provide any other factual information about StoneBridge, DigiAsia or the other parties thereto. In particular, the assertions embodied in the representations and warranties in the Business Combination Agreement were made as of a specified date, are modified or qualified by information in one or more confidential disclosure letters prepared in connection with the execution and delivery of the Business Combination Agreement, may be subject to a contractual standard of materiality different from what might be viewed as material to investors, or may have been used for the purpose of allocating risk between the parties. Accordingly, the representations and warranties in the Business Combination Agreement are not necessarily characterizations of the actual state of facts about StoneBridge, DigiAsia or the other parties thereto at the time they were made or otherwise and should only be read in conjunction with the other information that StoneBridge makes publicly available in reports, statements and other documents filed with the SEC. StoneBridge and DigiAsia investors and securityholders are not third-party beneficiaries under the Business Combination Agreement.

Certain Related Agreements

Support Agreements. In connection with the execution of the Business Combination Agreement, the Sponsor entered into a support agreement with DigiAsia (the “Sponsor Support Agreement”) pursuant to which the Sponsor has agreed to vote all StoneBridge Ordinary Shares beneficially owned by it in favor of the Amalgamation. Pursuant to the Sponsor Support Agreement, the Sponsor has also agreed to certain share lock-up provisions (the “Sponsor Lock-up Provisions”), as described more particularly in the Lock-up Agreement and Arrangements section below.

In addition, in connection with the execution of the Business Combination Agreement, certain shareholders of DigiAsia entered into a support agreement (the “DigiAsia Shareholder Support Agreement”) with StoneBridge and DigiAsia pursuant to which such shareholders agreed to vote all shares of DigiAsia beneficially owned by them in favor of the Amalgamation.

Registration Rights Agreement. In connection with the Transactions, StoneBridge, DigiAsia and certain shareholders of DigiAsia who will receive PubCo Ordinary Shares pursuant to the Business Combination Agreement, have entered into a registration rights agreement (“Registration Rights Agreement”), to become effective upon the Closing.

Lock-up Agreement and Arrangements. Prior to the consummation of the Transactions, certain DigiAsia shareholders, including all executive officers, heads of business lines and directors of DigiAsia as well as any other existing shareholder of DigiAsia holding greater than 1% of its share capital, will enter into a lock-up agreement (the “DigiAsia Shareholder Lock-up Agreement”) with DigiAsia and StoneBridge. Under the terms of the DigiAsia Shareholder Lock-up Agreement, and under the terms of the Sponsor Lock-up Provisions contained in the Sponsor Support Agreement, such certain DigiAsia shareholders and the Sponsor, each agree, subject to certain customary exceptions, not to:

(i) sell, offer to sell, contract or agree to sell, assign, lend, offer, encumber, donate, hypothecate, pledge, grant any option, right or warrant to purchase or otherwise transfer, dispose of or agree to transfer or dispose of, directly or indirectly, or establish or increase a put equivalent position or liquidate or decrease a call equivalent position (A) any PubCo Ordinary Shares, or (B) any securities convertible into or exercisable or exchangeable for PubCo Ordinary Shares, in each case, held by it immediately after the Effective Time (the “Lock-up Shares”)

(ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any of the Lock-up Shares, whether any such transaction is to be settled by delivery of such securities, in cash or otherwise or; or

(iii) publicly announce any intention to effect any transaction specified in clause (i) or (ii) above until the earlier of (A) (1) with respect to the DigiAsia shareholder’s Lock-Up Shares and 250,000 of the Sponsor’s Lock-Up Shares, nine months after the Closing Date, or (2) in the case of the remainder of the Sponsor’s Lock-Up Shares, six months after the Closing Date, and (B) subsequent to the Amalgamation, (1) if the last sale price of PubCo Ordinary Shares equals or exceeds $12.00 per PubCo Ordinary Share (as adjusted for share splits, share consolidations, share capitalizations, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Amalgamation, or (2) the date on which PubCo completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of PubCo’s shareholders having the right to exchange their PubCo Ordinary Shares for cash, securities or other property.

Director Nomination Agreement. In connection with the Closing, StoneBridge, the Sponsor and Alexander Rusli (the “Founder”) will enter into a Director Nomination Agreement (the “Director Nomination Agreement”) pursuant to which the parties agreed that, among other things, at every meeting of PubCo Board of Directors (the “PubCo Board”), or a committee thereof, or action by written consent, at or by which directors of PubCo are appointed by PubCo Board or are nominated to stand for election and elected by shareholders of PubCo, the Sponsor shall have the right to appoint or nominate for election to PubCo Board, as applicable, two individuals (each a “Nominee,” and together, the “Nominees”), to serve as directors of PubCo; provided, that such Nominees shall be reasonably acceptable to the Founder. Further, PubCo shall take, and the Founder shall use his best efforts to cause PubCo to take, all necessary actions within its control, such that, as of the Effective Time, the Nominees shall either be elected by PubCo’s shareholders at the meeting held to approve the Transactions or appointed to PubCo Board.

From and after the Effective Time, PubCo shall take, and the Founder shall use his commercially reasonable efforts to cause PubCo to take, all actions necessary to ensure that: (i) each Nominee is included in PubCo Board’s slate of nominees to the shareholders of PubCo for the election of directors of PubCo and recommended by PubCo Board at any meeting of shareholders called for the purpose of electing directors of PubCo; and (ii) each Nominee, if up for election, is included in the proxy statement prepared by management of PubCo in connection with PubCo’s solicitation of proxies or consents in favor of the foregoing for every meeting of the shareholders of PubCo called with respect to the election of members of PubCo Board, and at every adjournment or postponement thereof, and on every action or approval by written resolution of the shareholders of PubCo or PubCo Board with respect to the election of directors of PubCo. The Director Nomination Agreement shall remain in effect until the later of the first anniversary of the Effective Time and when the Sponsor ceases to holder at least 1.5% of the equity shares of PubCo on a fully diluted basis.

Extensions

On October 13, 2022, StoneBridge notified the trustee of the Company’s Trust Account that it was extending the time available to the Company to consummate its initial business combination from October 20, 2022 to January 20, 2023. The extension was the first of up to two (2) three-month extensions permitted under the Company’s then-existing governing documents. In connection with such extension, the Sponsor deposited an aggregate of $1,000,000 into the Trust Account, on behalf of the Company on October 13, 2022.

On January 20, 2023, StoneBridge held an extraordinary general meeting of shareholders, pursuant to which, the Company’s shareholders approved, by special resolution, the proposal to amend the Company’s amended and restated memorandum and articles of association to give the Company the right to extend the date by which it has to consummate a business combination from January 20, 2023 up to 6 times for an additional one (1) month each time up to July 20, 2023 (i.e., for a period of time ending up to 24 months after the consummation of its initial public offering) by depositing into the Trust Account, for each one-month extension, $0.05 for each Class A ordinary share outstanding, after giving effect to any shareholder redemptions, which amount shall not exceed $150,000 per extension. In connection with such extension, the Sponsor deposited an aggregate of $150,000 into the Trust Account, on behalf of the Company on January 20, 2023, extending the time available to the Company to consummate its initial business combination from January 20, 2023 to February 20, 2023. On February 16, 2023 and March 13, 2023, the Sponsor deposited $150,000 into the Trust Account on each date, on behalf of the Company, to extend the time available to the Company to consummate its initial business combination to March 20, 2023 and April 20, 2023, respectively.

Business Strategy

If the Business Combination with DigiAsia does not close, our business strategy is to identify a target with operations or prospective operations in the consumer technology, communications, software, SaaS, fintech or media sectors, which we refer to as the “new economy sectors,” and focusing on target businesses in the following key verticals: Ecommerce, Fintech, SaaS (Software as a Service), Renewable Energy and Information Technology (IT) and IT Enabled Services. Our geographic focus is Asia Pacific.

Our Management Team

In order to achieve our objective of acquiring the right Asian or other company, we have assembled a group of officers and directors who have experience in the public company governance, executive leadership, operations oversight, private equity investment management and capital markets, both in Asia and the United States.

Our management team has served as directors, and in executive and advisory capacities, for publicly-listed and privately-owned companies. Our directors have experience with acquisitions, divestitures, corporate strategy and implementation, and both cross border (Asia-U.S.) and U.S. initial public offerings. We believe our management team’s background provides us with the ability to source transactions and identify companies that can thrive in a public-listing environment. We believe this experience is a significant benefit to us as we evaluate potential acquisition or merger candidates for a potential initial business combination. Additionally, over the course of their careers, our management team, board and advisors have developed an extensive network of contacts and corporate relationships, which we believe provides us with an important source of transaction opportunities, although there can be no assurance of this.

We are sourcing potential deals through the relationships of our management team and advisory council. Leveraging our industry knowledge and our vast network of contacts, we are confident in our proprietary sourcing of deal flow to originate and complete an acquisition. Such network includes investment bank, private equity, and hedge fund relationships. We anticipate that our relationships are instrumental to our plan to complete an initial business combination within our 21-month (or up to 24-month, as may be extended) timeframe.

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

Prabhu Antony has served as our President, Chief Financial Officer and a director since February 2021. Mr. Antony is a Co-Founder at Sett & Lucas, a Hong Kong headquartered financial institution that specializes in cross border mergers & acquisitions. As an M&A advisor, he has won several awards from the M&A Advisor Forum, the global thought leader in M&A. In 2016 he was awarded Investment Banker of the Year. In 2017 the acquisition of Starpoint by Day & Zimmerman won the M&A deal of the Year ($50 million -$75 million), and Mr. Antony was the deal lead at Sett & Lucas who advised Starpoint. In 2014 he was awarded the 5th Annual 40 Under 40 M&A Advisor Recognition (the dealmaker category). Mr. Antony is also the fund manager at Linus Ventures, a $200 million family office fund (based on AUM as on December 31, 2020) that manages secondary market and Pre-IPO investments. He has had several notable investments and eventual exits, which include secondary market pre-IPO investments into Docusign and Palantir exited through initial public offerings, a late stage investment into Meetup exited through acquisition by Wework and an early stage investment in Supr Daily exited through an acquisition by Swiggy, an Asian food delivery Unicorn. He holds a bachelor’s degree in electronics and instrumentation engineering, a Master’s in business administration and a post graduate diploma in international business. Mr. Antony is an alumni of the Wharton School of the University of Pennsylvania and Anna University in India.

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

Acquisition Strategy

If the Business Combination with DigiAsia does not close, we will focus our search on the new economy sectors and related businesses, which complements the expertise of our officers, directors, and advisors. We believe the new economy sectors have been poised for significant growth starting in 2021 and will last for years to come.

Investment Criteria

If the Business Combination with DigiAsia does not close, consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses, though we may decide to enter into an initial business combination with a target business that does not meet any or all of these criteria and guidelines.

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

Effecting a Business Combination

General

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following our IPO. We intend to effectuate an initial business combination using cash from the proceeds of our IPO and the Private Placement, our shares, new debt, proceeds from the new issuance of securities, or a combination of these, as the consideration to be paid in an initial business combination. We may seek to consummate an initial business combination with a company or business that may be financially unstable or in its early stages of development or growth (such as a company that has begun operations but is not yet at the stage of commercial manufacturing and sales), which would subject us to the numerous risks inherent in such companies and businesses, although we will not be permitted to effectuate an initial business combination with another blank check company or a similar company with nominal operations, except for our pursuit of an initial business combination.

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

Sources of Target Businesses

While we may pursue an initial business combination with a company in any sector, we are focusing our search on the new economy sectors and related businesses, which complements the expertise of our officers, directors, and advisors. We believe the new economy sectors were poised for significant growth beginning in 2021 and lasting for years to come. Target business candidates, such as DigiAsia, have been brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity groups, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources also may introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read the prospectus filed with the U.S. Securities and Exchange Commission (the “SEC”) on July 20, 2021 relating to our IPO (Registration Statement on Form S-1 (File No. 333-253641) (as amended, the “Registration Statement”) initially filed with the SEC on February 26, 2021).

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

Management Operating and Investment Experience

In order to achieve our objectives of acquiring the right Asian or other company, we have assembled a group of officers and directors who have experience in the public company governance, executive leadership, operations oversight, private equity investment management and capital markets, both in Asia and the United States.

Our management team has served as directors, and in executive and advisory capacities, for publicly-listed and privately-owned companies. Our directors have experience with acquisitions, divestitures, corporate strategy and implementation, and both cross border (Asia-U.S.) and U.S. initial public offerings. We believe our management team’s background provides us with the ability to source transactions and identify companies that can thrive in a public-listing environment. We believe this experience is a significant benefit to us as we evaluate potential acquisition or merger candidates and for a potential initial business combination. Additionally, over the course of their careers, our management team, board and advisors have developed an extensive network of contacts and corporate relationships, which we believe will provide us with an important source of transaction opportunities, although there can be no assurance of this.

Emerging Growth Company Status and Other Information

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the IPO, (b) in which we have total annual gross revenue of at least $1.23 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the end of the prior fiscal year’s second quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

We are required to evaluate our internal control procedures for the fiscal year ended December 31, 2022, as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

As of December 31, 2022, we had $93,344 in our operating bank account, $205,927,087 in securities held in the trust account to be used for an initial business combination or to repurchase or redeem its ordinary shares in connection therewith and working capital deficit of $1,538,102. Further, we expect to incur significant costs in pursuit of our financing and acquisition plans. Management’s plans to address this need for capital are discussed in the section of this Annual Report on Form 10-K titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our plans to raise capital and to consummate an initial business combination may not be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm’s report that accompanies our financial statements for the period ended December 31, 2022, which are included elsewhere in this Form 10-K, contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern” and Note 1 to such financial statements contains further information regarding our ability to continue as a going concern. Such financial statements do not include any adjustments that might result from our inability to continue as a going concern.

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

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete an initial business combination within 22 months (or up to 24 months, as applicable) from the July 20, 2021 closing of the IPO. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete an initial business combination with that particular target business, we may be unable to complete an initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into an initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to consummate an initial business combination within 22 months (or up to 24 months, as applicable) after the July 20, 2021 closing of the IPO, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may only receive $10.31 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our Sponsor, officers and directors have agreed that we must complete an initial business combination within 22 months (or up to 24 months, as applicable) from the July 20, 2021 closing of the IPO, and we may not be able to find a suitable target business and consummate an initial business combination within such time period. In addition, if we anticipate that we may not be able to consummate an initial business combination within 22 months from the July 20, 2021 closing of the IPO, our Sponsor or its affiliates or designees may, but are not obligated to, extend the period of time to consummate a business combination up to three (3) times by an additional one (1) month each time (for a total of up to 24 months to complete a business combination), as described in more detail in this Annual Report on Form 10-K. Our ability to complete an initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets, new rulemaking from the SEC (including the SEC’s proposed rules to enhance disclosure and investor protection relating to special purpose acquisition companies, shell companies, and projections, dated March 30, 2022) and the other risks described herein, including as a result of terrorist attaches, natural disasters, or a significant outbreak of infectious diseases. For example, the conflict between Ukraine and Russia continues to grow and, while the extent of the impact of the conflict on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the COVID-19 pandemic and other events (such as terrorist attacks, natural disasters, or a significant outbreak of other infectious diseases) may negatively impact businesses we may seek to acquire.

If we have not completed an initial business combination within 22 months (or up to 24 months, as applicable) from the July 20, 2021 closing of the IPO, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses) divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, our public shareholders may only receive $10.31 per share, and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.31 per share on the redemption of their shares. See “- If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.31 per share.” and other risk factors herein.

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

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete an initial business combination. If we are unable to complete an initial business combination, our public shareholders may receive only approximately $10.31 per share, or less in certain circumstances, on our redemption, and our warrants will expire worthless.

We encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we may acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater financial, technical, human and other resources or more industry knowledge than us, and our financial resources are relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the IPO and the sale of the Private Placement Warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable is limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, if we are obligated to pay cash for the Class A ordinary shares redeemed and, in the event we seek shareholder approval of an initial business combination, we make purchases of our Class A ordinary shares, this will potentially reduce the resources available to us for an initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete an initial business combination, our public shareholders may receive only approximately $10.31 per share (or less in certain circumstances) on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.31 per share on the redemption of their shares. See “- If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.31 per share” and other risk factors herein.

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

The proceeds held in the trust account may be invested by the trustee only in United States government treasury bills with a maturity of 185 days or less or in money market funds investing solely in United States Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Because the investment of the proceeds are restricted to these instruments, we believe we meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act. If we are deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete an initial business combination, our public shareholders may receive only approximately $10.31 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

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

If the funds not being held in the trust account are insufficient to allow us to operate for at least the 22 months (or up to 24 months, as applicable) following the July 20, 2021 closing of the IPO, we may be unable to complete an initial business combination.

The funds available to us outside of the trust account may not be sufficient to allow us to operate for at least the 22 months (or up to 24 months, as applicable) following the July 20, 2021 closing of the IPO, assuming that an initial business combination is not completed during that time. We expect to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital through the IPO and potential loans from certain of our affiliates are discussed in the section of this Form 10-K titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” However, our affiliates are not obligated to make loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time.

We cannot assure our shareholders that he funds available to us outside of the trust account, will be sufficient to allow us to operate for at least the 22 months (or up to 24 months, as applicable) following the July 20, 2021 closing of the IPO. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no- shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete an initial business combination, our public shareholders may receive only approximately $10.31 per share (or less in certain circumstances) on the liquidation of our trust account and our warrants will expire worthless. In such case, our public shareholders may only receive $10.31 per share, and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.31 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.31 per share” and other risk factors herein.

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

In addition, if shareholder approval of the transaction is required by law, or we decide to obtain shareholder approval for business or other legal reasons, it may be more difficult for us to attain shareholder approval of an initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete an initial business combination, our public shareholders may receive only approximately $10.31 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.31 per share on the redemption of their Class A ordinary shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.31 per share” and other risk factors herein.

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

The Founder Shares are identical to the ordinary shares included in the units sold in the IPO except that (i) only the holders of the Founder Shares have the right to vote on the appointment and removal of directors prior to an initial business combination, (ii) the Founder Shares are subject to certain transfer restrictions, (iii) our Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed (A) to waive their redemption rights with respect their Founder Shares held by them, and any public shares they may acquire during or after the IPO in connection with the completion of an initial business combination and (B) to waive their rights to liquidating distributions from the trust account with respect to their Founder Shares if we fail to complete an initial business combination within 22 months (or up to 24 months, as applicable) from the July 20, 2021 closing of the IPO (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete an initial business combination within the prescribed time frame) and (iv) the Founder Shares will automatically convert into our Class A ordinary shares at the time of consummation of an initial business combination, on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights, as described herein and in our amended and restated memorandum and articles of association, as they may be further amended or restated from time to time (as used in this Item 1A—Risk Factors, “Articles of Association”).

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

Of the net proceeds from the IPO, as of February 28, 2023, approximately $31,716,041 is available to complete our business combination and pay related fees and expenses (which includes up to approximately $9,000,000 for the payment of deferred underwriting commissions).

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

Our Articles of Association will not provide a specified maximum redemption threshold, except that we may only redeem our public shares so long as our net tangible assets are at least $5,000,001 either immediately prior to or upon consummation of an initial business combination and after payment of underwriters’ fees and commissions (such that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to an initial business combination. As a result, we may be able to complete an initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of an initial business combination and do not conduct redemptions in connection with an initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, directors, officers, or their respective affiliates. In the event the aggregate cash consideration we would be required to pay for all ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, blank check companies have, in the past, amended various provisions of their charters and modified governing instruments. We cannot assure our shareholders that we will not seek to further amend our Articles of Association or governing instruments in a manner that will make it easier for us to complete an initial business combination that our shareholders may not support.

In order to effectuate a business combination, blank check companies have, in the past, amended various provisions of their charters and modified governing instruments. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and extended the period of time in which it had to consummate a business combination. We cannot assure our shareholders that we will not seek to amend our Articles of Association or governing instruments or extend the time in which we have to consummate a business combination through amending our Articles of Association, which will require at least a special resolution of our shareholders as a matter of Cayman Islands law.

As described in further detail above in Item 1—Business, on January 20, 2023, StoneBridge held an extraordinary general meeting of shareholders, pursuant to which, the Company’s shareholders approved, by special resolution, the proposal to amend the Company’s amended and restated memorandum and articles of association to give the Company the right to extend the date by which it has to consummate a business combination from January 20, 2023 up to 6 times for an additional one (1) month each time up to July 20, 2023 (i.e., for a period of time ending up to 24 months after the consummation of its initial public offering).

The provisions of our Articles of Association that relate to our pre-initial business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account), including an amendment to permit us to withdraw funds from the trust account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated, may be amended with the approval of holders of at least two-thirds of our ordinary shares who attend and vote in a general meeting, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our Articles of Association and the trust agreement to facilitate the completion of an initial business combination that some of our shareholders may not support.

Our Articles of Association provide that any of its provisions, including those related to pre-initial business combination activity (including the requirement to deposit proceeds of the IPO into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein and in our Articles of Association or an amendment to permit us to withdraw funds from the trust account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated), but excluding the provision of the articles relating to the appointment and removal of directors, may be amended if approved by holders of at least two-thirds of our ordinary shares who attend and vote in a general meeting, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our ordinary shares. We may not issue additional securities that can vote on amendments to our Articles of Association. Our Sponsor, which collectively beneficially owned approximately 20.0% of our ordinary shares following the July 20, 2021 closing of the IPO (assuming it did not purchase any units in the IPO), will participate in any vote to amend our Articles of Association and/or trust agreement and will have the discretion to vote in any manner it chooses. As a result, we may be able to amend the provisions of our Articles of Association which will govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which our shareholders do not agree. Our shareholders may pursue remedies against us for any breach of our Articles of Association.

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

We cannot ascertain the capital requirements for any particular initial business combination transaction. If the net proceeds of the IPO prove to be insufficient, either because of the size of an initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with an initial business combination or the terms of negotiated transactions to purchase shares in connection with an initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure our shareholders that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete an initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, even if we do not need additional financing to complete an initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after an initial business combination. If we are unable to complete an initial business combination, our public shareholders may only receive approximately $10.31 per share on the liquidation of our trust account, and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.31 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.31 per share.” and other risk factors below.

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

In connection with an initial business combination, we may issue shares to investors in private placement transactions (so-called PIPE transactions) at a price of $10.00 per share or which approximates the per-share amounts in our trust account at such time, which is generally approximately $10.31. The purpose of such issuances will be to enable us to provide sufficient liquidity to the post-business combination entity. The price of the shares we issue may therefore be less, and potentially significantly less, than the market price for our shares at such time.

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

Risks Relating to Our Securities

If we are unable to consummate an initial business combination within 22 months (or up to 24 months, as applicable) of the July 20, 2021 closing of the IPO, our public shareholders may be forced to wait beyond such time period before redemption from our trust account.

If we are unable to consummate an initial business combination within 22 months (or up to 24 months, as applicable) from the July 20, 2021 closing of the IPO, we will distribute the aggregate amount then on deposit in the trust account (less up to $100,000 of the net interest earned thereon to pay dissolution expenses), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. Any redemption of public shareholders from the trust account shall be effected automatically by function of our Articles of Association prior to any voluntary winding up. If we are required to windup, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act (As Revised) of the Cayman Islands (the “Companies Act”). In that case, investors may be forced to wait beyond the initial 22 months (or up to 24 months, as applicable) before the redemption proceeds of our trust account become available to them and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we consummate an initial business combination prior thereto and only then in cases where investors have sought to redeem their ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we are unable to complete an initial business combination.

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

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.31 per share.

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

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete an initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with an initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.31 per public share initially held in the trust account, due to claims of such creditors.

Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.31 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and believe that our Sponsor’s only assets are securities of our company. Our Sponsor may not have sufficient funds available to satisfy those obligations. We have not asked our Sponsor to reserve for such obligations, and therefore, no funds are currently set aside to cover any such obligations. As a result, if any such claims were successfully made against the trust account, the funds available for an initial business combination and redemptions could be reduced to less than $10.31 per public share. In such event, we may not be able to complete an initial business combination, and our shareholders would receive such lesser amount per share in connection with any redemption of their public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.31 per share.

The proceeds held in the trust account must be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we do not to complete an initial business combination or make certain amendments to our Articles of Association, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete an initial business combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.31 per share. On December 31, 2022, the balance of the trust account was $205,927,087.

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

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.31 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and our Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.31 per share.

If the net proceeds of the IPO not being held in the trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete an initial business combination and we will depend on loans from our Sponsor or management team to fund our search, to pay our taxes and to complete an initial business combination.

Of the net proceeds of the IPO, only approximately $1,600,000 were available to us initially outside the trust account to fund our working capital requirements and on February 28, 2023 only $31,716,041 remained available to us outside of the trust account to fund our working capital requirements. Because our IPO expenses totaled $557,812, an excess of our estimate of $400,000, we funded such excess with funds which are held outside the trust account. In such case, the amount of funds held outside the trust account decreased by a corresponding amount. If we are required to seek additional capital, we would need to borrow funds from our Sponsor, management team or other third parties to operate or may be forced to liquidate. None of our Sponsor, members of our management team, nor any of their respective affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of an initial business combination. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant, at the option of the lender. Such warrants would be identical to the Private Placement Warrants. Prior to the completion of an initial business combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor or officers or directors, because we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to obtain these loans, we may be unable to complete an initial business combination.

If we are unable to complete an initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive approximately $10.31 per share (or less in certain circumstances) on our redemption of our public shares, and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.31 per share on the redemption of their shares. See “- If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.31 per share.” and other risk factors herein.

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

We may pursue acquisition opportunities in any one of numerous industries, except that we will not, under our Articles of Association, be permitted to effectuate our business combination with another blank check company or similar company with nominal operations. Because we are in the process of identifying target businesses with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or an early stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure our shareholders that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure our shareholders that an investment in our securities will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any shareholders or warrant holders who choose to remain shareholders or warrant holders following the business combination could suffer a reduction in the value of their shares or warrants. Such shareholders and warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the business combination contained an actionable material misstatement or material omission.

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

We may issue additional Class A ordinary or preference shares to complete an initial business combination or under an employee incentive plan after completion of an initial business combination. We may also issue Class A ordinary shares upon the conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of an initial business combination as a result of the anti-dilution provisions contained in our Articles of Association. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our Articles of Association authorizes the issuance of up to 200,000,000 Class A ordinary shares, par value $0.0001 per share, 20,000,000 Class B ordinary shares, par value $0.0001 per share and 1,000,000 undesignated preference shares, par value $0.0001 per share. As of March 1, 2022, there were 180,000,000 and 15,000,000 authorized but unissued Class A and Class B ordinary shares available, respectively, for issuance, which amount does not take into account shares reserved for issuance upon exercise of issued and outstanding warrants (including the Private Placement Warrants) and upon conversion of the Class B ordinary shares. Class B ordinary shares are convertible into Class A ordinary shares, initially at a one-for-one ratio but subject to adjustment as set forth herein and in our Articles of Association. As of March 1, 2023, there were no preference shares issued and outstanding.

We may issue a substantial number of additional ordinary shares, and may issue preference shares, in order to complete an initial business combination or under an employee incentive plan after completion of an initial business combination. We may also issue Class A ordinary shares upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of an initial business combination as a result of the anti-dilution provisions that will be contained in our Articles of Association. However, our Articles of Association provide, among other things, that prior to an initial business combination, we may not issue additional ordinary shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. The issuance of additional ordinary shares or preference shares:

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

Our public shareholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of an initial business combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our Articles of Association (A) to modify the substance or timing of our obligation to allow redemption in connection with an initial business combination or to redeem 100% of our public shares if we do not complete an initial business combination within 22 months (or up to 24 months, as applicable) from the July 20, 2021 closing of the IPO or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity and (iii) the redemption of all of our public shares if we are unable to complete an initial business combination within 22 months (or up to 24 months, as applicable) from the July 20, 2021 closing of the IPO, subject to applicable law and as further described herein. Holders of warrants will not have any right to proceeds held in the trust account with respect to the warrants. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Accordingly, to liquidate their investment, our shareholders may be forced to sell their public shares or warrants, potentially at a loss.

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

If we seek shareholder approval of an initial business combination and we do not conduct redemptions in connection with an initial business combination pursuant to the tender offer rules, our Articles of Association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the IPO, which we refer to as the “Excess Shares.” However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against an initial business combination. Our shareholders’ inability to redeem the Excess Shares will reduce their influence over our ability to complete an initial business combination and our shareholders could suffer a material loss on their investment in us if they sell Excess Shares in open market transactions. Additionally, our shareholders will not receive redemption distributions with respect to the Excess Shares if we complete an initial business combination. And as a result, our shareholders will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell their shares in open market transactions, potentially at a loss.

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

Upon the July 20, 2021 closing of the IPO, our Sponsor owned approximately 20.0% of our issued and outstanding ordinary shares (assuming they have not purchased any units since the IPO). In addition, the Founder Shares entitle the Sponsor to appoint all of our directors prior to an initial business combination. Holders of our public shares have no right to vote on the appointment or removal of directors during such time. These provisions of our Articles of Association may only be amended by a special resolution passed by at least 90% of our ordinary shares voting in a general meeting. As a result, our shareholders will not have any influence over the appointment or removal of directors prior to an initial business combination.

Neither our Sponsor nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Form 10-K. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, as a result of its substantial ownership in our company, our Sponsor may exert a substantial influence on other actions requiring a shareholder vote, potentially in a manner that our shareholders do not support, including amendments to our Articles of Association and approval of major corporate transactions. If our Sponsor purchases any additional ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their influence over these actions. In addition, our board of directors, whose members are elected by our Sponsor, is and will be divided into three classes, each of which will generally serve for term of three years with only one class of directors being elected in each year. We may not hold an annual meeting of shareholders to elect new directors prior to the completion of an initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial shareholder, because of its ownership position, will control the outcome, as only holders of our Class B ordinary shares will have the right to vote on the election of directors and to remove directors prior to an initial business combination. Accordingly, our Sponsor will exert significant influence over actions requiring a shareholder vote at least until the completion of an initial business combination.

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

Provisions in our Articles of Association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Our Articles of Association will contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include 3-year director terms and the ability of the board of directors to designate the terms of and issue new series of preference shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

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

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete an initial business combination, our public shareholders may receive only approximately $10.31 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete an initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete an initial business combination, our public shareholders may receive only approximately $10.31 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.31 per share on the redemption of their Class A ordinary shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.31 per share” and other risk factors.

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

We have issued warrants to purchase 10,000,000 Class A ordinary shares, at a price of $11.50 per share (subject to adjustment as provided herein), as well as 8,000,000 Private Placement Warrants. Prior to the IPO, our Sponsor purchased an aggregate of 5,750,000 Founder Shares in a private placement, of which 750,000 were forfeited at the expiration of the underwriter’s period to exercise the over-allotment option. The Founder Shares are convertible into Class A ordinary shares on a one-for-one basis, subject to adjustment as set forth herein and in our Articles of Association. In addition, if our Sponsor or an affiliate of our Sponsor or certain of our officers and directors make any Working Capital Loans, up to $1,500,000 of such loans may be converted into warrants at a price of $1.00 per warrant, at the option of the lender. Such warrants are identical to the Private Placement Warrants. To the extent we issue Class A ordinary shares to effectuate a business transaction, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants or conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business transaction. Therefore, our warrants and Founder Shares may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

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

Our corporate affairs are governed by our Articles of Association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. We will also be subject to the federal securities laws of the United States. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully-developed and judicially-interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a federal court of the United States.

Shareholders of Cayman Islands exempted companies like the company have no general rights under Cayman Islands law to inspect corporate records or to obtain copies of the register of members of these companies. Our directors will have discretion under our Articles of Association to determine whether, and under what conditions, our corporate records may be inspected by our shareholders, but are not obliged to make them available to our shareholders. Thus, it may be more difficult for our shareholders to obtain the information needed to establish any facts necessary for a shareholder motion or to solicit proxies from other shareholders in connection with a proxy contest.

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

Our operations are dependent upon a relatively small group of individuals and, in particular, Bhargava Marepally (Chief Executive Officer and a Director) and Prabhu Antony (President, Chief Financial Officer and a Director). We believe that our success depends on the continued service of our officers and directors, at least until we have completed an initial business combination. In addition, our officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our officers or directors. The unexpected loss of the services of one or more of our officers or directors could have a detrimental effect on us.

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

In February 2021, 5,750,000 Founder Shares were issued to our Sponsor in exchange for a capital contribution of $25,000, or approximately $0.004 per share. 750,000 of those Founder Shares were subsequently forfeited following the expiration of the underwriter’s option to exercise the over- allotment option. Certain of our officers and directors have a significant economic interest in our Sponsor. As a result, the low acquisition cost of the Founder Shares creates an economic incentive whereby our officers and directors could potentially make a substantial profit even if we complete a business combination with a target business that subsequently declines in value and is unprofitable for public investors.

The nominal purchase price paid by our Sponsor for the Founder Shares may result in significant dilution to the implied value of our shareholders’ public shares upon the consummation of an initial business combination.

We offered our units at an IPO price of $10.00 per unit and the amount in our trust account is $10.31 per public share, implying an initial value of $10.31 per public share. However, prior to the IPO, our Sponsor paid a nominal aggregate purchase price of $25,000 for the Founder Shares, or approximately $0.004 per share. As a result, the value of our shareholders’ public shares may be significantly diluted upon the consummation of an initial business combination, when the Founder Shares are converted into public shares. For example, the following table shows the dilutive effect of the Founder Shares on the implied value of the public shares upon the consummation of an initial business combination, assuming that our equity value at that time was $191,000,000, which is the amount we had for an initial business combination in the trust account after payment of $9,000,000 of deferred underwriting commissions, no interest is earned on the funds held in the trust account, and no public shares are redeemed in connection with an initial business combination, and without taking into account any other potential impacts on our valuation at such time, such as the trading price of our public shares, the business combination transaction costs, any equity issued or cash paid to the target’s sellers or other third parties, or the target’s business itself, including its assets, liabilities, management and prospects, as well as the value of our public and Private Placement Warrants. At such valuation, each of our ordinary shares would have an implied value of $7.64 per share upon consummation of an initial business combination, which would be a 22.8% decrease as compared to the initial implied value per public share of $10.00 (the price per unit from the IPO, assuming no value to the public warrants).

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

Until we consummate an initial business combination, we continue to engage in the business of identifying and combining with one or more businesses. Our Sponsor and officers and directors are, or may in the future become, affiliated with entities such as operating companies or investment vehicles that are engaged in making and managing investments in a similar business, although our officers may not become an officer of any other special purpose acquisition companies with a class of securities registered under the Exchange Act until we have entered into a definitive agreement regarding an initial business combination or we have failed to complete an initial business combination within 22 months (or up to 24 months, as applicable) after the July 20, 2021 closing of the IPO.

Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties.

Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to other entities prior to its presentation to us, subject to his or her fiduciary duties under Cayman Islands law. Our Articles of Association provide that to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

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

In addition, our directors and officers may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to other entities prior to its presentation to us, subject to our directors’ and officers’ fiduciary duties under the Cayman Islands law. Our Articles of Association provide that we renounce, to the fullest extent permitted by applicable law, our interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

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

As described elsewhere in this Annual Report on Form 10-K, we identified material weaknesses in our internal control over financial reporting related to the accounting and valuation for complex financial instruments as a result of the change in classification of all of our redeemable Class A ordinary shares as temporary equity, recording of fair value in excess of sale of private warrants, and the recognition of an over-allotment liability as a derivative. In addition, we have identified a material weakness in internal controls over financial reporting related to incomplete accounting for accruals. As a result of these material weaknesses, our management concluded that our internal control over financial reporting was not effective as of December 31, 2022.

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

We do not own any real estate or other physical properties materially important to our operation. Our executive offices are located at One World Trade Center, Suite 8500, New York, NY 10007. The cost for our use of this space is included in the $10,000 per month fee we are required to pay to our Sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

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

Holders of Record

As of March 21, 2023, there was one holder of record of our units, one holder of record of our separately traded public Class A ordinary shares, one holder of record of our Class B ordinary shares, and four holders of record of our separately traded public warrants. The number of record holders does not include beneficial owners of our securities whose securities are held in the names of various security brokers, dealers, and registered clearing agencies held through Cede & Co.

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

Simultaneously with the July 20, 2021 closing of the initial public offering, pursuant to private placement warrants purchase agreements, the Company completed the private sale of an aggregate of 8,000,000 Private Placement Warrants to the Sponsor and the Underwriters (7,000,000 Private Placement Warrants to the Sponsor and 1,000,000 Private Placement Warrants to the Underwriters) at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $8,000,000. The Private Placement Warrants are identical to the Warrants sold as part of the Units in the IPO, except as otherwise disclosed in this Form 10-K. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto contained elsewhere in this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

All statements other than statements of historical fact included in this Annual Report including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Annual Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through December 31, 2022 were organizational activities and those necessary to prepare for the IPO, described below, and since the IPO, the search for a prospective initial business combination. We do not expect to generate any operating revenues until after the completion of an initial business combination, at the earliest. We expect to generate non-operating income in the form of interest income from the proceeds of the IPO placed in the trust account. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the year ended December 31, 2022, we had a net income of $10,006,245 majorly consisting of interest income from trust account of $2,920,785, interest income from checking account $2,135, decrease in fair value of warrants of $8,452,000 and operating expenses of $1,368,675.

For the period February 2, 2021 (inception) through December 31, 2021, we had a net income of $8,628,758, which consisted of operating expenses of $618,777, decrease in the fair value of warrant liabilities of $10,808,000, decrease in fair value of derivative liability of $190,208, $1,000,000 of fair value in excess of sale of private warrants, transaction cost allocated to the warrant issuance of $757,003, interest income of $28, and investment income on the trust account of $6,302.

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

For the year ended December 31, 2022 cash used in operating activities was $577,178. Net Cash used in investing activities was $1,000,000 and net cash provided by financing activities was $1,000,000.

For the period February 2, 2021 (inception) through December 31, 2021, cash used in operating activities was $776,666. Net Cash used in investing activities was $202,000,000 and net cash provided by financing activities was $203,447,188 mainly reflecting the proceeds of our IPO and subsequent deposit into the trust account.

As of December 31, 2022, we had cash and marketable securities held in the trust account of $205,927,087. We intend to use substantially all of the funds held in the trust account, including any amounts representing dividend earned on the trust account to complete our business combination. To the extent that our capital share or debt is used, in whole or in part, as consideration to complete a business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2022, the Company had $93,344 in its operating bank accounts, $205,927,087 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Ordinary Shares in connection therewith and working capital deficit of $1,538,102. As of December 31, 2022 $2,920,785 of the amount on deposit in the Trust Account represented dividend income. Management expects to incur significant costs in pursuit of its acquisition plans. The Company believes it will need to raise additional funds in order to meet the expenditures required for operating its business and to consummate a business combination. If the Company is unable to complete the Business Combination due to insufficient funds, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that that if the Company is unable to raise additional funds to alleviate liquidity needs, obtain approval for an extension of the deadline or complete a Business Combination by October 20, 2022, then the Company will cease all operations except for the purpose of liquidating. The Company has until October 20, 2022, 15 months (initial period) from the closing of the IPO, to consummate a Business Combination, with a further extension of three months i.e. from October 20, 2022 to January 20, 2023. (“extended period”) or upon the extended period of 6 times for an additional one (1) month each time up to July 20, 2023 (i.e., for a period of time ending up to 24 months after the consummation of its initial public offering). It is uncertain that the Company will be able to consummate a Business Combination by the specified period. If a Business Combination is not consummated by July 20, 2023 (extended period), there will be a mandatory liquidation and subsequent dissolution. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that these financial statements are issued. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

Critical accounting estimates are estimates where (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company believes these to be estimates used as inputs in the valuation of the derivative warrant liability. These estimates are the probability of a successful business combination by July 20, 2023, and the implied volatility of the Public and Private Warrants.

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

Net income per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share. We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Net income per share is computed by dividing net income by the weighted average number of ordinary share outstanding during the period, excluding ordinary share subject to forfeiture by the Sponsor. We did not consider the effect of the warrants issued in connection with the initial public offering and the concurrent private placement to purchase an aggregate of 18,000,000 shares of Class A ordinary shares in the calculation of diluted income per ordinary share because their exercise is contingent upon future events. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share.

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

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is currently assessing the impact of this pronouncement on the financial statements, however no significant impact on the financial statements is anticipated.

Management does not believe that any other recently issued accounting standards, if currently adopted, would have a material effect on our financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and the notes thereto begin on page F-1 of this Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon that evaluation, our officers concluded that, as of December 31, 2022, our disclosure controls and procedures were not effective due to a material weakness in internal controls over financial reporting related to accounting and valuation for complex financial instruments since inception as well as incomplete accounting for accruals.

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

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management utilized the criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to conduct an assessment of the effectiveness of our internal control over financial reporting for the period covered by this report. Based on our assessment, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, our internal control over financial reporting was not effective as of December 31, 2022, as detailed above.

Changes in Internal Controls Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the fourth quarter of the fiscal year covered by this Annual Report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers as of March 23, 2023.

Directors and Officers

Name	Age	Titles
Bhargava Marepally	51	Chief Executive Officer and Director
Prabhu Antony	44	President, Chief Financial Officer, and Director
Sylvia Barnes	66	Director
Shamla Naidoo	58	Director
Richard Saldanha	79	Director
Jeff Najarian	64	Director
Naresh Kothari	52	Director

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

Sylvia Barnes has served as a director since July 2021. Ms. Barnes is responsible for target assessment of companies in the ESG segment with a focus on renewable and sustainable energy markets. Ms. Barnes is an owner and co-founder of Tanda Resources LLC, a privately-held energy company, and since 2015 has been a principal involved in investments and consulting, including upstream oil & gas and alternative energy. Ms. Barnes has over 30 years of financial experience and a background in engineering. From 2011 – 2015, Ms. Barnes served as Managing Director and Group Head for KeyBanc Capital Markets Oil & Gas Investment and Corporate Banking Group and was a member of the firm’s Executive Committee. Prior to joining KeyBanc, Ms. Barnes was Head of Energy Investment Banking at Madison Williams, and Managing Director at Merrill Lynch’s energy investment banking practice. She joined Merrill as part of the firm’s acquisition of Petrie Parkman & Co. Prior to that Ms. Barnes worked as Managing Director and SVP for Nesbitt Burns, including serving as head of the firm’s U.S. energy investment banking group and working in various capacities at Nesbitt Burns and its parent company, Bank of Montreal. As a banker Ms. Barnes devoted her career to serving companies in the energy sector and she successfully executed a variety of mergers, acquisitions and divestiture transactions, and advised on public and private equity offerings and private debt and equity placements. Ms. Barnes has been a member of the board of directors of five other publicly-traded companies: a SPAC Pure Acquisition Corp., and Teekay LNG Partners L.P., Ultra Petroleum Corp., SandRidge Energy Inc. and Halcon Resources Corporation and was a Member of various Committees and Chaired an Audit, Governance, Compensation and Independent Directors Special Committee.

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

Naresh Kothari has served as a director since July 2021. Mr. Kothari is a seasoned Indian financial services professional with over 24 years of experience in business building and capital markets. During his career, he has held various operating as well as management responsibilities. He was one of the earliest Senior Partners at Edelweiss Financial Services, and was a key person involved in shaping it into one of the leading financial services firms of India. At Edelweiss, he led teams that built one of India’s largest domestic Institutional Brokerage business, a large coverage platform with some of the best corporate relationships in India, one of the most aggressive Equity Capital Markets platform and also a leading alternative asset management platform. During his 13-year tenure, he held various management roles including President of Edelweiss Capital, senior member of Management Committee, Co-Head of Edelweiss Alternative Asset Advisors, Head of Coverage & ECM, and Co-Head of Institutional Equities. Mr. Kothari spent the initial years of his career in building and running an institutional equities sales & trading desk at ICICI Securities. Along with building various financial services businesses, he has also played an active role in advising Corporate India on business and capital markets strategy. This active engagement approach also led to development of very strong relationships with corporate India over the years. He remains an active board member on a few of these corporates. Mr. Kothari has also done extensive analytical work including identifying some of the most successful investment themes in India. His deep understanding of various asset classes and how they play out across business cycles is now being used in building out some of the most innovative strategies for alternative investing in India through his new firm Alpha Alternatives.

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

Board Meetings; Committee Meetings; and Annual Meeting Attendance

In 2022, the board of directors held three board meetings, three audit committee meetings, zero compensation committee meetings, zero nominating and corporate governance committee meetings, and the board acted by unanimous written consent on various matters on four occasions.

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

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Below is a table listing various entities to which our officers and directors currently have fiduciary duties or contractual obligations:

Individual(1)	Entity	Entity’s Business	Affiliation/Title
Bhargava Marepally	GSS Infotech Limited	IT services	CEO and Founder
Prabhu Antony	Sett & Lucas Inc	Investments	Co-Founder
	Linus Ventures Inc	Investment Banking	Fund Manager
Sylvia Barnes	Tanda Resources LLC	Energy	Owner, Co-Founder and Chief Executive Officer
Shamla Naidoo	International Business Machines Corporation	Technology and Consulting	Global Chief Information Security Officer
	QBE Americas Inc.	Insurance	Director
Richard Saldanha	Entertainment Network (India) Limited	Media and Entertainment	Director
	Gokaldas Exports Limited	Apparel Exports	Director
	Nuziveedu Seeds Limited	Agribusiness	Director
	Bennett Coleman & Company Limited	Media and Publishing	Director
	Pridhvi Asset Reconstruction and Securitisation Company Limited	Finance	Director
	Times Internet Limited	Digital Commerce and Venture Capital	Director
	Apollo Health and Lifestyle Limited	Healthcare	Additional Director
Naresh Kothari	Alpha Alternatives Limited	Fund Management	Director
	Alpha Alternatives Holdings Private Limited	Fund Management	Director
	Provincial Finance and Leasing Co Private Limited	Financial Services and Leasing	Director
	AGC Networks Limited	IT Enabled Services	Director
	B L Kashyap and Sons Limited	Construction	Director
	Soul Space Projects Limited	Construction	Director
	Alpha Alternatives Fund Advisors LLP	Fund Management	Partner
	Alpha Alternatives Finserve Solutions LLP	Fund Management	Partner
	Third Edge Advisors LLP	Fund Management	Partner
	Alternatives Partners Services LLP	Fund Management	Partner
	Third Wind Advisors LLP	Fund Management	Partner
	Geometric Properties LLP	Fund Management	Partner
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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors, officers and shareholders who beneficially own more than 10% of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act, collectively referred to herein as the “Reporting Persons,” to file initial statements of beneficial ownership of securities and statements of changes in beneficial ownership of securities with respect to the Company’s equity securities with the SEC. All Reporting Persons are required by SEC regulation to furnish us with copies of all reports that such Reporting Persons file with the SEC pursuant to Section 16(a). To our knowledge, based solely on our review of the copies of such reports, all of the Company’s officers, directors and 10% holders have timely made the required filings for the year ended December 31, 2022.

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

The Company entered into an agreement whereby, commencing on July 20, 2021, the Company is obligated to pay the Sponsor $10,000 per month for office space, administrative and support services. For the year ended December 31, 2022, the Company incurred $120,000 in fees for these services. At December 31, 2022 a total of $170,000 of administrative support services were included in the “Due to affiliates” balance in the accompanying balance sheet.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of March 22, 2023 (or such other date as specified below) the number of our ordinary shares beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of a class of our issued and outstanding ordinary shares; (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. As of March 22, 2023, we had 8,011,425 ordinary shares issued and outstanding, consisting of 3,011,425 Class A ordinary shares and 5,000,000 Class B ordinary shares issued and outstanding.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record of beneficial ownership of any ordinary shares issuable upon exercise of the warrants, as the warrants are not exercisable within 60 days of this Annual Report on Form 10-K.

	Class A Ordinary Shares		Class B Ordinary Shares		Approximate
			Number of		Percentage of
		Approximate	Shares	Approximate	Outstanding
	Number of Shares	Percentage of	Beneficially	Percentage of	Ordinary
Name and Address of Beneficial Owner	Beneficially Owned	Class	Owned(2)	Class	Shares
StoneBridge Acquisition Sponsor LLC(1)(2)	—	—	5,000,000	100.0%	20.0%
BP SPAC Sponsor LLC(2)	—	—	5,000,000	100.0%	20.0%
Bhargava Marepally(1)(2)	—	—	5,000,000	100.0%	20.0%
Prabhu Antony(1)(2)	—	—	5,000,000	100.0%	20.0%
Sylvia Barnes	—	—	—	—	—
Shamla Naidoo	—	—	—	—	—
Richard Saldanha	—	—	—	—	—
Jeff Najarian	—	—	—	—	—
Naresh Kothari	—	—	—	—	—
All directors and executive officers as a group (seven individuals)	—	—	5,000,000	100.0%	20.0%
Holders of 5% or more of our ordinary shares
Highbridge Capital Management, LLC(3)	1,764,540	8.8%	—	—	7.1%
Citadel Advisors LLC; Citadel Advisors Holdings LP; Citadel GP LLC; and Kenneth Griffin(4)	1,679,500	8.4%	—	—	6.7%
Cantor Fitzgerald Securities(5)	1,400,000	7.0%	—	—	5.6%
Polar Asset Management Partners Inc.(6)	1,200,000	6.0%	—	—	(9)
Millennium Management LLC; Millennium Group Management LLC; Israel A. Englander(7)	1,090,000	5.5%	—	—	(9)
MMCAP International Inc. SPC; and MM Asset Management Inc.(8)	1,000,000	5.0%	—	—	(9)
(1)	The business address of such entity or person is One World Trade Center, Suite 8500, New York, NY 10007.
(2)

Interests shown consist solely of the Founder Shares, classified as Class B ordinary shares, which are held by StoneBridge Acquisition Sponsor LLC. Such shares will automatically convert into shares of Class A ordinary shares at the time of an initial business combination on a one-for-one basis, subject to adjustment as described in our Registration Statement. StoneBridge Acquisition Sponsor LLC is managed by its managing member, BP SPAC Sponsor LLC, which in turn is managed by Bhargava Marepally and Prabhu Antony. The address of BP SPAC Sponsor LLC is 1104 Linnea Lane, Southlake, Texas 76092. Any voting and dispositive decisions by BP SPAC Sponsor LLC are made by a vote of its managing members. Accordingly, Messrs. Marepally and Antony are deemed to share beneficial ownership. Notwithstanding the foregoing, Messrs. Marepally and Antony disclaim beneficial ownership of such shares, except to the extent of their pecuniary interest therein.

(3)

Based solely on a Schedule 13G/A filed by the reporting person with the SEC on February 9, 2022. The principal business office address for the reporting person is 277 Park Avenue, 23rd Floor, New York, NY 10172.

(4)

Based solely on the Schedule 13G/A filed by Citadel Advisors LLC; Citadel Advisors Holdings LP; Citadel GP LLC; and Kenneth Griffin on February 14, 2022. Citadel Advisors Holdings LP is the sole member of Citadel Advisors LLC. Citadel GP LLC is the general partner of Citadel Advisors Holdings LP. Mr. Griffin is the President and Chief Executive Officer of Citadel

GP LLC, and owns a controlling interest in CGP. The principal business office address for each reporting person is 131 S. Dearborn Street, 32nd Floor, Chicago, IL 60603.

(5)	Based solely on a Schedule 13G filed by the reporting person on September 15, 2021. The principal business office address for the reporting person is 110 East 59th Street, New York, NY 10022.
(6)

Based solely on a Schedule 13G filed by the reporting person on February 11, 2022. The principal business office address for the reporting person is 16 York Street, Suite 2900, Toronto, ON, Canada M5J 0E6.

(7)

Based solely on a Schedule 13G filed by Millennium Management LLC; Millennium Group Management LLC; and Israel A. Englander with the SEC on April 4, 2022. Millennium Group Management LLC is the managing member of Millennium Management LLC, and Mr. Englander is the sole voting trustee of the managing member of Millennium Group Management LLC. The principal business office address for each of Millennium Management LLC; Millennium Group Management LLC; and Israel A. Englander is 399 Park Avenue, New York, New York 10022.

(8)

Based solely on the Schedule 13G/A filed by MMCAP International Inc. SPC and MM Asset Management Inc. with the SEC on February 7, 2022. The principal business office address for MMCAP International Inc. SPC is c/o Mourant Governance Services (Cayman) Limited, 94 Solaris Avenue, Camana Bay, P.O. Box 1348, Grand Cayman, KY1-1108, Cayman Islands, and the principal business office address for MM Asset Management Inc. is 161 Bay Street, TD Canada Trust Tower Ste 2240, Toronto, ON M5J 2S1 Canada.

(9)	Aggregate number of ordinary shares held represents less than 5% of outstanding ordinary shares.

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

Due to Affiliates

As of December 31, 2022, and December 31, 2021, the Company owed the Sponsor $347,693 and $227,693, respectively towards deferred offering and other formation costs incurred as well as administration support services. This amount will be repaid as soon as practical from the operating account.

Related Party Loans

In order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a business combination, the Company may repay the Working Capital Loans out of the proceeds of the trust account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the trust account. In the event that a business combination does not close, the Company may use a portion of proceeds held outside the trust account to repay the Working Capital Loans, but no proceeds held in the trust account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2022, the Company had an outstanding nonconvertible note of $1 million under the Working Capital Loans.

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

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum LLP in connection with regulatory filings. The aggregate fees of Marcum LLP for professional services rendered for the audit of our financial statements and other required filings with the SEC for the years ended December 31, 2022 and 2021 totaled approximately $81,350 and $131,325, respectively. The above amounts includes interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the years ended December 31, 2022 and 2021, we did not pay Marcum LLP any audit-related fees.

Tax Fees. We did not pay Marcum LLP for tax services, planning or advice for the years ended December 31, 2022 and 2021.

All Other Fees. We did not pay Marcum LLP for any other services for the years ended December 31, 2022 and 2021.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	The following are filed with this report:

(1)The financial statements listed on the Financial Statements Table of Contents

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

3.1	Memorandum and Articles of Association of the Company dated February 2, 2021 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1/A filed with the SEC on June 28, 2021)
3.2	Amended and Restated Memorandum and Articles of Association of the Company (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1/A filed with the SEC on June 28, 2021)
3.3

Amendment to the Amended and Restated Memorandum and Articles of Association of StoneBridge Acquisition Corporation (incorporated by reference to Exhibit 3.1 on to the Form 8-K/A filed with the SEC on January 27, 2023.

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

14	Form of Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on March 23, 2021)
31.1	Certification of Principal Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STONEBRIDGE ACQUISITION CORPORATION

Dated: March 28, 2023	By:	/s/ Bhargava Marepally
	Name:	Bhargava Marepally
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bhargava Marepally	Chief Executive Officer and Director	March 28, 2023
Bhargava Marepally	(Principal executive officer)

/s/ Prabhu Antony	President, Chief Financial Officer, and Director	March 28, 2023
Prabhu Antony	(Principal accounting and financial officer)

/s/ Sylvia Barnes	Director	March 28, 2023
Sylvia Barnes

/s/ Shamla Naidoo	Director	March 28, 2023
Shamla Naidoo

/s/ Richard Saldanha	Director	March 28, 2023
Richard Saldanha

/s/ Jeff Najarian	Director	March 28, 2023
Jeff Najarian

/s/ Naresh Kothari	Director	March 28, 2023
Naresh Kothari

StoneBridge Acquisition Corporation

INDEX TO FINANCIAL STATEMENTS.

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID No. 688)	F-2
Financial Statements:	F-3
Balance Sheets as of December 31, 2022 and December 31, 2021	F-3
Statements of Operations for the year ended December 31, 2022 and for the period February 2, 2021 (Inception) through December 31, 2021	F-4
Statements of Changes in Shareholders’ Deficit for the year ended December 31, 2022 and for the period February 2, 2021 (Inception) through December 31, 2021	F-5
Statements of Cash Flows for the year ended December 31, 2022 and for the period February 2, 2021 (Inception) through December 31, 2021	F-6
Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

StoneBridge Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of StoneBridge Acquisition Corporation (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2022 and for the period from February 2, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from February 2, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company’s business plan is dependent on the completion of a business combination and the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

New York, NY

March 28, 2023

Item 1. Financial Statements

STONEBRIDGE ACQUISITION CORPORATION

BALANCE SHEETS

	December 31,	December 31,
	2022	2021
ASSETS

CURRENT ASSETS
Cash	$93,344	$670,522
Prepaid expenses and other assets	175,023	324,280
Total current assets	268,367	994,802
Prepaid expenses - non current	—	175,024
Investments held in Trust Account	205,927,087	202,006,302
TOTAL ASSETS	$206,195,454	$203,176,128

LIABILITIES , REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$458,776	$113,695
Due to affiliate	347,693	227,693
Note payable – related party	1,000,000	—
Total current liabilities	1,806,469	341,388
Derivative warrant liabilities	540,000	8,992,000
Deferred underwriting fee payable	9,000,000	9,000,000
Total liabilities	11,346,469	18,333,388

COMMITMENTS AND CONTINGENCIES (Note 6)
REDEEMABLE ORDINARY SHARES
Class A ordinary shares subject to possible redemption, $0.0001 par value, 20,000,000 shares at redemption value of $10.25 and $10.10 per share at December 31, 2022 and December 31, 2021, respectively	205,927,087	202,006,302
SHAREHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A Ordinary shares; $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding (excluding 20,000,000 shares subject to possible redemption)	—	—
Class B Ordinary shares; $0.0001 par value; 20,000,000 shares authorized; 5,000,000 shares issued and outstanding	500	500
Accumulated deficit	(11,078,602)	(17,164,062)

Total Shareholders’ Deficit	(11,078,102)	(17,163,562)

TOTAL LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT	$206,195,454	$203,176,128

The accompanying notes are an integral part of these financial statements

STONEBRIDGE ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

		For the period February 2,
	For the year ended	2021 (inception) through
	December 31, 2022	December 31, 2021
OPERATING EXPENSES
General and administrative	$1,368,675	$618,777
Loss from operations	1,368,675	618,777

OTHER INCOME
Change in fair value of derivative liability	—	190,208
Fair value in excess of sale of private warrants	—	(1,000,000)
Change in fair value of warrant liability	8,452,000	10,808,000
Interest income from Trust account	2,920,785	6,330
Interest income from checking account	2,135	—
Transaction costs allocated to warrant issuance	—	(757,003)
Total other income	11,374,920	9,247,535

NET INCOME	$10,006,245	$8,628,758

Weighted average shares outstanding of Class A ordinary share	20,000,000	9,879,518
Basic and diluted net income per share, Class A ordinary share	$0.43	$0.58

Weighted average shares outstanding of Class B ordinary share	5,000,000	5,000,000
Basic and diluted net income per share, Class B ordinary share	$0.28	$0.58

The accompanying notes are an integral part of these financial statements

STONEBRIDGE ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		paid-in	Accumulated	shareholders’
	Shares	Amount	Shares	Amount	capital	deficit	deficit
Balance, December 31, 2021	—	$—	5,000,000	$500	$—	$(17,164,062)	$(17,163,562)
Net Income	—	—	—	—	—	10,006,245	10,006,245
Remeasurement for Class A ordinary shares to redemption value	—	—	—	—	—	(3,920,785)	(3,920,785)
Balance, December 31, 2022	—	$—	5,000,000	$500	$—	$(11,078,602)	$(11,078,102)

FOR THE PERIOD FROM FEBRUARY 2, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		paid-in	Accumulated	shareholders’
	Shares	Amount	Shares	Amount	capital	deficit	deficit
Balance, February 2, 2021 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B Ordinary shares to Sponsor	—	—	5,750,000	575	24,425	—	25,000

Remeasurement for Class A ordinary shares to redemption value	—	—	—	—	(24,500)	(25,792,820)	(25,817,320)

Forfeiture of Class B ordinary shares	—	—	(750,000)	(75)	75	—	—

Net income	—	—	—	—	—	8,628,758	8,628,758

Balance, December 31, 2021	—	$—	5,000,000	$500	$—	$(17,164,062)	$(17,163,562)

The accompanying notes are an integral part of these financial statements

STONEBRIDGE ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

		For the period
		February 2, 2021
	For the year ended	(inception) to
	December 31, 2022	December 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,006,245	$8,628,758
Adjustments to reconcile net income to net cash used in operating activities:
Interest income from Trust Account	(2,920,785)	(6,302)
Transaction costs allocated to warrant issuance	—	757,003
Fair value in excess of sale of private warrants	—	1,000,000
Change in fair value of derivative liability	—	(190,208)
Change in fair value of warrant liability	(8,452,000)	(10,808,000)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	324,281	(499,305)
Due to affiliates	120,000	227,693
Accounts payable	345,081	113,695
Net cash used in operating activities	(577,178)	(776,666)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash deposited to Trust Account	(1,000,000)	(202,000,000)
Net cash flows used in investing activities	(1,000,000)	(202,000,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of private units	—	8,000,000
Sale of Units, net of underwriting discounts paid of $4,000,000	—	196,000,000
Proceeds from Sponsor loan	1,000,000	—
Proceeds from issuance of Class B ordinary shares to Sponsor	—	25,000
Payment of offering costs	—	(577,812)
Net cash flows provided by financing activities	1,000,000	203,447,188

NET CHANGE IN CASH	(577,178)	670,522

CASH, BEGINNING OF PERIOD	670,522	—

CASH, END OF PERIOD	$93,344	$670,522

Supplemental disclosure of noncash activities:
Initial classification of warrant liability	$—	$19,800,000
Remeasurement of Class A ordinary shares subject to possible redemption	$3,920,785	$25,817,320
Deferred underwriting fee payable	$—	$9,000,000
Initial value of over-allotment liability	$—	$190,208

The accompanying notes are an integral part of these financial statements

STONEBRIDGE ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

As of December 31, 2022, the Company had not commenced any operations. All activity through December 31, 2022, relates to the Company’s formation and initial public offering (the “Initial Public Offering”), which is described below, and, since the offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest/ dividend income earned on investments from the proceeds derived from the Initial Public Offering. The registration statement for the Company’s Initial Public Offering was declared effective on July 15, 2021. On July 20, 2021, the Company consummated the Initial Public Offering of 20,000,000 units (the “Units”) with respect to the Class A ordinary shares (the “Class A Ordinary Shares”) included in the Units being offered (the “Public Shares”) at $10.00 per Unit generating gross proceeds of $200,000,000, which is discussed in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 8,000,000 warrants (“Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to the Company’s sponsor, StoneBridge Acquisition Sponsor LLC and underwriters generating gross proceeds of $8,000,000, which is described in Note 4.

Offering costs for the Initial Public Offering amounted to $13,577,812, consisting of $4,000,000 of underwriting fees, $9,000,000 of deferred underwriting fees payable (which are held in the Trust Account (defined below)) and $577,812 of other costs. The Company immediately expensed $757,003 of offering costs in connection with the Warrants that were classified as liabilities. As described in Note 6, the $9,000,000 of deferred underwriting fee payable is contingent upon the consummation of a Business Combination by October 20, 2022, subject to the terms of the underwriting agreement. On September 30, 2022, the Company extended the time for a Business Combination for a further period of three months i.e., from October 20, 2022 to January 20, 2023. At the Extraordinary General Meeting held on January 20, 2023, the Company’s shareholders approved the proposal to amend the Company’s Amended and Restated Memorandum and Articles of Association (the “Extension Amendment”) to give the Company the right to extend the date by which it has to consummate a business combination from January 20, 2023 up to 6 times for an additional one (1) month each time up to July 20, 2023 (i.e., for a period of time ending up to 24 months after the consummation of its initial public offering).

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

At the Extraordinary General Meeting held on January 20, 2023, the Company’s shareholders approved the proposal to amend the Company’s Amended and Restated Memorandum and Articles of Association (the “Extension Amendment”) to give the Company the right to extend the date by which it has to consummate a business combination from January 20, 2023 up to 6 times for an additional one (1) month each time up to July 20, 2023 (i.e., for a period of time ending up to 24 months after the consummation of its initial public offering). If the Company is unable to complete a Business Combination by July 20, 2023, which is 24 months from the closing of the Initial Public Offering the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay the Company’s franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

If the Company anticipates that it may not be able to consummate an initial business combination by October 20, 2022 (i.e., within 15 months from the July 20, 2021 closing of the IPO), the Sponsor or its affiliates or designees may, but are not obligated to, extend the period of time to consummate a business combination two times by an additional three months each time (for a total of up to 21 months to complete a business combination); provided that, pursuant to the terms of the Company’s amended and restated memorandum and articles of association and the trust agreement to be entered into between the Company and Continental Stock Transfer & Trust Company on July 15, 2021, the only way to extend the time available for the Company to consummate its initial business combination is for the Sponsor or its affiliates or designees, upon five days’ advance notice prior to the applicable deadline, to deposit into the trust account $1,000,000 ($0.05 per share, or an aggregate of $2,000,000), on or prior to the date of the applicable deadline. In the event that the Sponsor or its affiliates or designees elect to extend the time to complete a business combination and deposit the applicable amount of money into trust, the Sponsor or its affiliates or designees would receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that the Company is unable to close a business combination unless there are funds available outside the trust account to do so. In the event that the Company receives notice from the Sponsor or its affiliates or designees five days prior to the applicable deadline of its intent to effect an extension, the Company intends to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, the Company intends to issue a press release the day after the applicable deadline announcing whether the funds had been timely deposited. Neither the Sponsor nor its affiliates or designees are obligated to fund the trust account to extend the time for the Company to complete an initial business combination. To the extent that some, but not all, of the parties decide to extend the period of time to consummate an initial business combination, such parties may deposit the entire amount required. The Company has extended the Business Combination date by three Months i.e. from October 20, 2022 to January 20, 2023 and subsequently up to 6 times for an additional one (1) month each time up to July 20, 2023 . Board meeting held on October 31, 2022 and the company has agreed to accept from the sponsor an unsecured debt of $1,000,000 which is deposited in the trust account.

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

Liquidity and Going Concern

As of December 31, 2022, the Company had $93,344 in its operating bank account, $205,927,087 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Ordinary Shares in connection therewith and working capital deficit of $1,538,102. As of December 31, 2022 and December 31, 2021, approximately $2,920,785 and $6,302 of the amount on deposit in the Trust Account represented interest income , which is available to pay the Company’s tax obligations. Management expects to incur significant costs in pursuit of its acquisition plans. The Company believes it will need to raise additional funds in order to meet the expenditures required for operating its business and to consummate a business combination. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs, obtain approval for an extension of the deadline or complete a Business Combination by October 20, 2022, then the Company will cease all operations except for the purpose of liquidating. The Company extended the time for a business combination by 3 months (extended period) and has until January 20, 2023, 18 months from the closing of the IPO, to consummate a Business Combination or upon the extended period of 6 times for an additional one (1) month each time up to July 20, 2023 (i.e., for a period of time ending up to 24 months after the consummation of its initial public offering). It is uncertain that the Company will be able to consummate a Business Combination by the specified period. If a Business Combination is not consummated by July 20, 2023, the extended period (there will be a mandatory liquidation and subsequent dissolution. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that these financial statements are issued. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation and Liquidity

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-K and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Specifically, these estimates include the probability of a successful business combination by July 20, 2023, and the implied volatility of the Public and Private Warrants.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and December 31, 2021.

Investments Held in Trust Account

At December 31, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in mutual funds invested in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Offering Costs associated with the Initial Public Offering

Offering costs, including additional underwriting fees associated with the underwriters’ exercise of the over-allotment option, consist principally of legal, accounting, underwriting fees and other costs directly related to the Initial Public Offering.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. At December 31, 2022 and December 31, 2021, the Company has not experienced losses on these accounts.

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

Level 1:    Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:    Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:    Unobservable inputs based on the Company’s assessment of the assumptions that market participants would use in pricing the asset or liability.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2022 and December 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company is not currently aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to tax examinations by major taxing authorities since inception. There is currently no taxation imposed by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A Ordinary shares subject to possible redemption in accordance with the guidance in “ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A Ordinary shares (including Class A Ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A Ordinary shares is classified as shareholders’ equity. The Company’s Class A Ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2022 and December 31, 2021, 20,000,000 Class A Ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of the redeemable ordinary shares are affected by charges against additional paid-in capital and accumulated deficit.

At December 31, 2022 and December 31, 2021 the Class A ordinary shares reflected in the balance sheet is reconciled in the following table:

Gross proceeds July 20, 2021	$200,000,000
Less:
Initial fair value of the over-allotment liability	(190,208)
Fair value of Public Warrants at issuance	(10,800,000)
Class A shares issuance costs	(12,820,810)
Plus:
Remeasurement of carrying value to redemption value	25,817,320
Class A ordinary shares subject to possible redemption at December 31, 2021	202,006,302
Plus:
Remeasurement of carrying value to redemption value	2,920,785
Extension payment paid by Sponsor through a note	1,000,000
Class A ordinary shares subject to possible redemption at December 31, 2022	$205,927,087

Net income per Ordinary Share

Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income of the Company. Remeasurement associated with the redeemable Class A ordinary shares is excluded from net income per ordinary share as the redemption value approximates fair value.

The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the concurrent private placement to purchase an aggregate of 18,000,000 shares of Class A ordinary shares since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 18,000,000 Class A ordinary shares in the aggregate. As of December 31, 2022 and December 31, 2021 the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the year ended		For the period February 2, 2021
	December 31, 2022		(Inception) to December 31, 2021
	Class A Ordinary	Class B Ordinary	Class A Ordinary	Class B Ordinary
	Shares	Shares	Shares	Shares
Basic and diluted net income per share:
Numerator:
Allocation of net income	$8,589,153	$1,417,092	$5,731,334	2,897,424
Denominator:
Weighted average shares outstanding	20,000,000	5,000,000	9,879,518	5,000,000

Basic and diluted net income per share	$0.43	$0.28	$0.58	$0.58

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

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is currently assessing the impact of this pronouncement on the financial statements.

Management does not believe that any other recently issued accounting standards, if currently adopted, would have a material effect on our financial statements.

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

Due to Affiliates

As of December 31, 2022 and December 31, 2021, the Company owed the Sponsor $347,693 and $227,693, respectively towards deferred offering and other formation costs incurred as well as administration support services. This amount will be repaid as soon as practical from the operating account.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2022, and December 31, 2021, the Company had no outstanding borrowings under the Working Capital Loans.

Note Payable – Related Party

On October 12, 2022, the company accepted from the sponsor an unsecured debt of $1,000,000 for an extension payment. The amount is outstanding as of December 31, 2022.

Administrative Services Fee

The Company entered into an agreement whereby, commencing on July 20, 2021, the Company will pay the Sponsor $10,000 per month for office space, administrative and support services. For the year ended December 31, 2022 the Company incurred $120,000 in fees for these services. As of December 31, 2022 and December 31, 2021 a total of $170,000 and $50,000, respectively of administrative support services were included in the Due to affiliates balance in the accompanying balance sheets.

Advisory fees

On January 4, 2022, the Company entered into an agreement with Sett & Lucas limited (“S&L”) for certain financial advisory and investment banking services in relation to the Business Combination with a potential target. Pursuant to this agreement, the Company agreed to pay S&L a success fee earned upon successful completion of the Business Combination equal to 2% of the pre-money enterprise valuation of the potential target acquired. The company also agreed to reimburse S&L for out-of-pocket expenses. Prabhu Antony, the Chief Financial Officer of the Company, is also an Executive Director of S&L.

As of December 31, 2022, S&L has been providing services for Buy-side search and due diligence, but the payment is not due unless the transaction is consummated.

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

Advisory Fees

On January 3, 2022, the Company entered into an agreement with ARC Group for strategic and target identification advisory services, pursuant to which the Company will pay the ARC Group an initial retainer fee of $25,000 (which has been paid by the Company in January 2022), a closing retainer fee at announcement of the Business Combination in the amount of $175,000 and a success fee of $1,000,000 upon completion of Business Combination with introduced target. Limited target identification services have been performed by the ARC Group in connection with the agreement, the compensation for which has been covered by the initial retainer fee of $25,000. No amounts are owed under the agreement with the ARC Group as of December 31, 2022.

On April 28, 2022, the Company entered into an agreement with J.V.B. Financial Group, LLC (“JVB”) for financial advisor and placement agent services in connection with the Business Combination. Pursuant to this agreement, the Company agreed to pay JVB (i) a transaction fee in an amount equal to $1,500,000 in connection with a successful Business Combination transaction and (ii) a transaction fee in connection with JVBs’ services as a non-exclusive placement agent in connection with a private placement of securities to fund the Business Combination transaction equal to 4% of the gross proceeds raised from investors and received by the Company. The Company also agreed to reimburse JVB upon consummation of the Business Combination or upon termination of this agreement for out-of-pocket expenses up to a maximum amount of $100,000. No services have been performed and no amounts are owed under the agreement with JVB as of December 31, 2022.

Note 7 — Shareholders’ Deficit

Ordinary shares

Class A Ordinary shares — The Company is authorized to issue 200,000,000 Class A Ordinary shares with a par value of $0.0001 per share. At December 31, 2022 and December 31, 2021, there were no (excluding 20,000,000 Class A Ordinary shares subject to possible redemption) Class A Ordinary shares issued and outstanding.

Class B Ordinary shares — The Company is authorized to issue 20,000,000 Class B Ordinary shares with a par value of $0.0001 per share. Holders of Class B Ordinary shares are entitled to one vote for each share. As of December 31, 2022 and December 31, 2021, there were 5,000,000 Class B Ordinary shares issued and outstanding after giving effect to the forfeiture of 750,000 Class B Ordinary shares.

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

Preferred Shares — The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and December 31, 2021, there were no preferred share issued or outstanding.

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

Once the warrants become exercisable, the Company may redeem the Public Warrants:

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon not less than 30 days’ prior written notice of redemption;
●	if, and only if, the reported last sale price of the ordinary shares equals or exceeds $18.00 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations), for any 20 trading days within a 30 trading day period commencing at any time after the warrants become exercisable and ending on the third business day prior to the notice of redemption to warrant holders; and
●	if, and only if, there is a current registration statement in effect with respect to the ordinary shares underlying the warrants.

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

As of December 31, 2022 and December 31, 2021, there were 10,000,000 Public Warrants and 8,000,000 Private Warrants outstanding.

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

Level 1: Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2: Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3: Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

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

At December 31, 2022 and December 31, 2021, assets held in the Trust Account were comprised of $205,927,087 and $202,006,302 invested in U.S. Treasury Securities mutual funds.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

December 31, 2022		Quoted Prices in	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities	1	$205,927,087	—	—
Liabilities:
Warrant Liability - Public Warrants	1	300,000	—	—
Warrant Liability - Private Warrants	3	—	—	240,000

December 31, 2021		Quoted Prices in	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities	1	$202,006,302	—	—
Liabilities:
Warrant Liability - Public Warrants	1	4,800,000	—	—
Warrant Liability - Private Warrants	3	—	—	4,192,000

Warrants

The Company has determined that warrants issued in connection with its initial public offering in July 2021 are subject to treatment as a liability. The estimated fair value of the warrant liability is determined using Level 1 and Level 3 inputs. At December 31, 2022, the Public Warrants had adequate trading volume to provide a reliable indication of value. The Public Warrants were valued at $0.03 at December 31, 2022 and $0.48 at December 31, 2021.

The Company utilized a modified Black Scholes model to value the Private Warrants at December 31, 2022 and December 31, 2021. The estimated fair value of the warrant liability is determined using Level 3 inputs. Inherent in the model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of each reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 fair value measurement to a Level 1 fair value measurement as of September 7, 2021, when the Public Warrants began trading separately. No transfers have taken place for the year ended December 31, 2022.

The following table provides quantitative information regarding Level 3 fair value measurements at December 31, 2022 and December 31, 2021.

	December 31,2022	December 31,2021
Share Price	$10.27	$9.85
Exercise Price	$11.50	$11.50
Redemption Trigger Price	$18.00	$18.00
Term (years)	5.05	5.55
Probability of Acquisition	4.00%	85.00%
Volatility	0.00%	10.20%
Risk Free Rate	3.91%	1.30%
Dividend Yield	0.00%	0.00%

The following table presents the changes in the fair value of warrant liabilities:

	Public	Private	Total
	Warrants (Level 1)	Warrants (Level 3)	Warrants
Fair value as of December 31, 2021	$4,800,000	$4,192,000	$8,992,000
Change in fair value	(4,500,000)	(3,952,000)	(8,452,000)
Fair value as of December 31, 2022	$300,000	$240,000	$540,000

Note 10 — Subsequent Events

The Company has evaluated subsequent events through the date these financial statements were available for issuance and determined that other than the items disclosed below, there were no subsequent events that would require adjustment or disclosure.

Business Combination agreements:

On January 5, 2023, The Company issued a press release announcing the execution of a Business Combination Agreement with DigiAsia Bios Pte. Ltd., a Singapore private company limited by shares (“DigiAsia”), and the other parties thereto (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”). Upon the terms and subject to the conditions of the Business Combination Agreement, and in accordance with applicable law, StoneBridge Acquisition Pte. Ltd., a Singapore private company limited by shares and a direct, wholly owned subsidiary of the Company, will amalgamate with DigiAsia, with DigiAsia surviving the amalgamation as a wholly owned subsidiary of the Company (the “Business Combination”).

In connection with the execution of the Business Combination Agreement, StoneBridge Acquisition Sponsor LLC, a Delaware limited liability company (“Sponsor”) entered into a support agreement with DigiAsia (the “Sponsor Support Agreement”) pursuant to which the Sponsor has agreed to vote all StoneBridge Ordinary Shares beneficially owned by it in favor of the Amalgamation. Pursuant to the Sponsor Support Agreement, the Sponsor has also agreed to certain share lock-up provisions (the “Sponsor Lock-up Provisions”).

In addition, in connection with the execution of the Business Combination Agreement, certain shareholders of DigiAsia entered into a support agreement (the “DigiAsia Shareholder Support Agreement”) with StoneBridge and DigiAsia pursuant to which such shareholders agreed to vote all shares of DigiAsia beneficially owned by them in favor of the Amalgamation.

In connection with the Transactions, StoneBridge, DigiAsia and certain shareholders of DigiAsia who will receive PubCo Ordinary Shares pursuant to the Business Combination Agreement, have entered into a registration rights agreement (“Registration Rights Agreement”), to become effective upon the Closing.

Prior to the consummation of the Transactions, certain DigiAsia shareholders, including all executive officers, heads of business lines and directors of DigiAsia as well as any other existing shareholder of DigiAsia holding greater than 1% of its share capital, will enter into a lock-up agreement (the “DigiAsia Shareholder Lock-up Agreement”) with DigiAsia and StoneBridge. Under the terms of the DigiAsia Shareholder Lock-up Agreement, and under the terms of the Sponsor Lock-up Provisions contained in the Sponsor Support Agreement, such certain DigiAsia shareholders and the Sponsor, each agree, subject to certain customary exceptions, not to:

(i) sell, offer to sell, contract or agree to sell, assign, lend, offer, encumber, donate, hypothecate, pledge, grant any option, right or warrant to purchase or otherwise transfer, dispose of or agree to transfer or dispose of, directly or indirectly, or establish or increase a put equivalent position or liquidate or decrease a call equivalent position (A) any PubCo Ordinary Shares, or (B) any securities convertible into or exercisable or exchangeable for PubCo Ordinary Shares, in each case, held by it immediately after the Effective Time (the “Lock-up Shares”)

(ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any of the Lock-up Shares, whether any such transaction is to be settled by delivery of such securities, in cash or otherwise or; or

(iii) publicly announce any intention to effect any transaction specified in clause (i) or (ii) above until the earlier of (A) (1) with respect to the DigiAsia shareholder’s Lock-Up Shares and 250,000 of the Sponsor’s Lock-Up Shares, nine months after the Closing Date, or (2) in the case of the remainder of the Sponsor’s Lock-Up Shares, six months after the Closing Date, and (B) subsequent to the Amalgamation, (1) if the last sale price of PubCo Ordinary Shares equals or exceeds $12.00 per PubCo Ordinary Share (as adjusted for share splits, share consolidations, share capitalizations, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Amalgamation, or (2) the date on which PubCo completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of PubCo’s shareholders having the right to exchange their PubCo Ordinary Shares for cash, securities or other property.

In connection with the Closing, StoneBridge, the Sponsor and Alexander Rusli (the “Founder”) will enter into a Director Nomination Agreement (the “Director Nomination Agreement”) pursuant to which the parties agreed that, among other things, at every meeting of PubCo Board of Directors (the “PubCo Board”), or a committee thereof, or action by written consent, at or by which directors of PubCo are appointed by PubCo Board or are nominated to stand for election and elected by shareholders of PubCo, the Sponsor shall have the right to appoint or nominate for election to PubCo Board, as applicable, two individuals (each a “Nominee,” and together, the “Nominees”), to serve as directors of PubCo; provided, that such Nominees shall be reasonably acceptable to the Founder. Further, PubCo shall take, and the Founder shall use his best efforts to cause PubCo to take, all necessary actions within its control, such that, as of the Effective Time, the Nominees shall either be elected by PubCo’s shareholders at the meeting held to approve the Transactions or appointed to PubCo Board.

Redemption of ordinary shares:

On January 20, 2023, The Company held an extraordinary general meeting of shareholders (the “Extraordinary General Meeting”), at which shareholders properly elected to redeem an aggregate of 16,988,575 Class A Ordinary Shares at a redemption price of approximately $10.318 per share (the “Redemption”), for an aggregate redemption amount of approximately $175,285,892 Following such redemptions, approximately $31,461,507 will remain in the StoneBridge trust account.

Extension of time period:

On January 20, 2023, at the Extraordinary General Meeting, the Company’s shareholders approved the proposal to amend the Company’s Amended and Restated Memorandum and Articles of Association (the “Extension Amendment”) to give the Company the right to extend the date by which it has to consummate a business combination from January 20, 2023 up to 6 times for an additional one (1) month each time up to July 20, 2023 (i.e., for a period of time ending up to 24 months after the consummation of its initial public offering).

On January 31, 2023, the Company’s sponsor (or one or more of its affiliates or third-party designees) (the “Sponsor”) has made a deposit (the “Extension Payment”) into the Trust Account in the amount of $150,000, which was equal to $0.05 for each Class A Ordinary Share outstanding after giving effect to the Redemption in an amount not to exceed $150,000, in exchange for a non-interest bearing, unsecured promissory note issued by StoneBridge to the Sponsor that will not be repaid in the event that the Company is unable to close a business combination unless there are funds available outside the trust account to do so.

On February 16, 2023 and March 13, 2023, the Sponsor deposited $150,000 into the Trust Account on each date, on behalf of the Company, to extend the time available to the Company to consummate its initial business combination to March 20, 2023 and April 20, 2023, respectively.

Notice of Delisting:

On March 7, 2023, StoneBridge received a written notice (the “Notice”) from the Nasdaq Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) indicating that Stonebridge was not in compliance with Listing Rule 5550(a)(3), which requires Stonebridge to have at least 300 public holders for continued listing on the Nasdaq Capital Market (the “Minimum Public Holders Rule”). The Notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of Stonebridge’s securities on the Nasdaq Capital Market.