Form 10-Q
period 2023-03-31
StoneBridge Acquisition Corp.
filed 2023-05-15
CIK 1844981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 15, 2023 there were 3,011,425 Class A ordinary shares, par value $0.0001 per share, and 5,000,000 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

STONEBRIDGE ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

i

STONEBRIDGE ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$37,183	$93,344
Prepaid expenses and other assets	135,063	175,023
Total current assets	172,246	268,367
Investments held in Trust Account	31,987,191	205,927,087
TOTAL ASSETS	$32,159,437	$206,195,454

LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$605,052	$458,776
Due to affiliate	377,693	347,693
Note Payable - related party	1,450,000	1,000,000
Loan from Sponsor	150,000	—
Total current liabilities	2,582,745	1,806,469
Derivative warrant liabilities	1,620,000	540,000
Deferred underwriting fee payable	9,000,000	9,000,000
Total liabilities	13,202,745	11,346,469

COMMITMENTS AND CONTINGENCIES (Note 6)
REDEEMABLE ORDINARY SHARES
Class A ordinary shares subject to possible redemption, $0.0001 par value, 3,011,425 shares at redemption value of $10.62 at March 31, 2023, and 20,000,000 shares at redemption value of $10.30 per share at December 31, 2022, respectively	31,987,191	205,927,087

SHAREHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A Ordinary shares; $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding (excluding 3,011,425 and 20,000,000 shares subject to possible redemption at March 31, 2023 and December 31, 2022 respectively)	—	—
Class B Ordinary shares; $0.0001 par value; 20,000,000 shares authorized; 5,000,000 shares issued and outstanding	500	500
Additional paid-in capital	—	—
Accumulated deficit	(13,030,999)	(11,078,602)

Total Shareholders’ Deficit	(13,030,499)	(11,078,102)

TOTAL LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT	$32,159,437	$206,195,454

The accompanying notes are an integral part of these unaudited condensed financial statements

STONEBRIDGE ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended	For the three months ended
	March 31,	March 31,
	2023	2022
OPERATING EXPENSES
General and administrative	$423,146	$325,849
Loss from operations	423,146	325,849

OTHER INCOME (EXPENSE)
Change in fair value of warrant liability	(1,080,000)	3,452,000
Dividend income from Trust account	895,995	20,342
Interest income from checking account	749	14
Total other (loss) income	(183,256)	3,472,356

NET (LOSS) INCOME	$(606,402)	$3,146,507

Weighted average shares outstanding of Class A ordinary share	8,674,283	20,000,000
Basic and diluted net (loss) income per share, Class A ordinary share	$(0.01)	$0.13
Weighted average shares outstanding of Class B ordinary share	5,000,000	5,000,000
Basic and diluted net (loss) income per share, Class B ordinary share	$(0.11)	$0.13

The accompanying notes are an integral part of these unaudited condensed financial statements

STONEBRIDGE ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Ordinary Shares				Additional		Total
	Class A		Class B		paid-in	Accumulated	shareholders’
	Shares	Amount	Shares	Amount	capital	deficit	deficit
Balance, December 31, 2022	—	$—	5,000,000	$500	$—	$(11,078,602)	$(11,078,102)
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(895,995)	(895,995)
Extension payment paid by Sponsor through a note	—	—	—	—	—	(450,000)	(450,000)
Net loss	—	—	—	—	—	(606,402)	(606,402)
Balance, March 31, 2023	—	$—	5,000,000	$500	$—	$(13,030,999)	$(13,030,499)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		paid-in	Accumulated	shareholders’
	Shares	Amount	Shares	Amount	capital	deficit	deficit
Balance, December 31, 2021	—	$—	5,000,000	$500	$—	$(17,164,062)	$(17,163,562)
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(20,342)	(20,342)
Net income	—	—	—	—	—	3,146,507	3,146,507
Balance, March 31, 2022	—	$—	5,000,000	$500	$—	$(14,037,897)	$(14,037,397)

The accompanying notes are an integral part of these unaudited condensed financial statements.

STONEBRIDGE ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the three	For the three
	months ended	months ended
	March 31, 2023	March 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(606,402)	$3,146,507
Adjustments to reconcile net income to net cash used in operating activities:
Interest income from Trust Account	(895,995)	(20,342)
Change in fair value of warrant liability	1,080,000	(3,452,000)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	39,960	35,335
Note Payable – related party	450,000	—
Due to affiliates	30,000	30,000
Accounts payable	146,276	30,561
Net cash provided by (used in) operating activities	243,839	(229,939)

CASH FLOWS FROM INVESTING ACTIVITIES
Withdrawal from Trust Account for redemption of Ordinary shares	175,285,891	—
Cash deposited to Trust Account	(450,000)	—
Net cash flows provided by investing activities	174,835,891	—

CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of Ordinary shares	(175,285,891)	—
Loan from Sponsor	150,000	—
Net cash flows used in financing activities	(175,135,891)	—

NET CHANGE IN CASH	(56,161)	(229,939)

CASH, BEGINNING OF PERIOD	93,344	670,522

CASH, END OF PERIOD	$37,183	$440,583

Supplemental disclosure of noncash activities:
Remeasurement of Class A ordinary shares subject to redemption	$895,995	$20,342

The accompanying notes are an integral part of these unaudited condensed financial statements

STONEBRIDGE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2023

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

On January 12, 2023, The Company filed a Form 8-K with the Securities and Exchange Commission to report that on January 5, 2023, the Company entered into a Business Combination Agreement with DigiAsia Bios Pte. Ltd., a Singapore private company limited by shares (“DigiAsia”), and the other parties thereto (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”). Upon the terms and subject to the conditions of the Business Combination Agreement, and in accordance with applicable law, StoneBridge Acquisition Pte. Ltd., a Singapore private company limited by shares and a direct, wholly owned subsidiary of the Company, will amalgamate with DigiAsia, with DigiAsia surviving the amalgamation as a wholly owned subsidiary of the Company (the “Business Combination”).

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

As of March 31, 2023, the Company had not commenced any operations. All activity through March 31, 2023, relates to the Company’s formation and initial public offering (the “Initial Public Offering”), which is described below, and, since the offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest/ dividend income earned on investments from the proceeds derived from the Initial Public Offering. The registration statement for the Company’s Initial Public Offering was declared effective on July 15, 2021. On July 20, 2021, the Company consummated the Initial Public Offering of 20,000,000 units (the “Units”) with respect to the Class A ordinary shares (the “Class A Ordinary Shares”) included in the Units being offered (the “Public Shares”) at $10.00 per Unit generating gross proceeds of $200,000,000, which is discussed in Note 3.

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

In the event that the Sponsor or its affiliates or designees elect to extend the time to complete a business combination and deposit the applicable amount of money into trust, the Sponsor or its affiliates or designees would receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that the Company is unable to close a business combination unless there are funds available outside the trust account to do so. Neither the Sponsor nor its affiliates or designees are obligated to fund the trust account to extend the time for the Company to complete an initial business combination. To the extent that some, but not all, of the parties decide to extend the period of time to consummate an initial business combination, such parties may deposit the entire amount required. The Company has extended the Business Combination date by three Months i.e. from October 20, 2022 to January 20, 2023 and subsequently up to 6 times for an additional one (1) month each time up to July 20, 2023. Board meeting held on October 31, 2022 and the company has agreed to accept from the sponsor an unsecured debt of $1,000,000 and the sponsor made a monthly payment of $150,000 each month for the three months which is deposited in the trust account.

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

At the Company’s Shareholder’s Special meeting held on January 20, 2023, the stockholders of 16,988,575 shares of Class A ordinary shares of the Company exercised their right to redeem their shares for cash at an approximate price of $10.32 per share, for an aggregate payment of approximately $175,285,891, which is withdrawn from the company’s trust account to redeem such shares.

Liquidity and Going Concern

As of March 31, 2023, the Company had $37,183 in its operating bank account, $31,987,191 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Ordinary Shares in connection therewith and working capital deficit of $2,410,499. As of March 31, 2023, $895,995 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations. Management expects to incur significant costs in pursuit of its acquisition plans. The Company believes it will need to raise additional funds in order to meet the expenditure required for operating its business and to consummate a business combination. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs, obtain approval for an extension of the deadline or complete a Business Combination by October 20, 2022, then the Company will cease all operations except for the purpose of liquidating. The Company extended the time for a business combination by 3 months and has until January 20, 2023, 18 months from the closing of the IPO, to consummate a Business Combination or upon the extended period of 6 times for an additional one (1) month each time up to July 20, 2023 (i.e., for a period of time ending up to 24 months after the consummation of its initial public offering). It is uncertain that the Company will be able to consummate a Business Combination by the specified period. If a Business Combination is not consummated by July 20, 2023, (extended period), there will be a mandatory liquidation and subsequent dissolution. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that these financial statements are issued. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2023 and December 31, 2022.

Investments Held in Trust Account

At March 31, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account were held in mutual funds invested in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Offering Costs associated with the Initial Public Offering

Offering costs, including additional underwriting fees associated with the underwriters’ exercise of the over-allotment option, consist principally of legal, accounting, underwriting fees and other costs directly related to the Initial Public Offering.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. At March 31, 2023 and December 31, 2022, the Company has not experienced losses on these accounts.

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

Level 3:Unobservable inputs based on the Company’s assessment of the assumptions that market participants would use in pricing the asset or liability.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2023 and December 31, 2022. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company is not currently aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to tax examinations by major taxing authorities since inception. There is currently no taxation imposed by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A Ordinary shares subject to possible redemption in accordance with the guidance in “ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A Ordinary shares (including Class A Ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A Ordinary shares is classified as shareholders’ equity. The Company’s Class A Ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, on March 31, 2023, 3,011,425 shares of Class A ordinary shares subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of the redeemable ordinary shares are affected by charges against additional paid-in capital and accumulated deficit.

At March 31, 2023 and December 31, 2022 the Class A ordinary shares reflected in the balance sheets is reconciled in the following table:

Gross proceeds July 20,2021	$200,000,000
Less:
Initial fair value of the over-allotment liability	(190,208)
Fair value of Public Warrants at issuance	(10,800,000)
Class A shares issuance costs	(12,820,810)
Plus:
Remeasurement of carrying value to redemption value	25,817,320
Class A ordinary shares subject to possible redemption at December 31, 2021	202,006,302
Plus:
Remeasurement of carrying value to redemption value	2,920,785
Extension payment paid by Sponsor through a note	1,000,000
Class A ordinary shares subject to possible redemption at December 31, 2022	$205,927,087
Less:
Redemption of Class A ordinary shares	(175,285,891)
Plus:
Remeasurement of carrying value to redemption value	895,995
Extension payment paid by Sponsor through a note	450,000
Class A ordinary shares subject to possible redemption at March 31, 2023	$31,987,191

Net Income (loss) per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income of the Company. Remeasurement associated with the redeemable Class A ordinary shares is excluded from net loss per ordinary share as the redemption value approximates fair value.

The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the concurrent private placement to purchase an aggregate of 18,000,000 shares of Class A ordinary shares since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 18,000,000 Class A ordinary shares in the aggregate. As of March 31, 2023 and December 31, 2022 the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the three months ended		For the three months ended
	March 31, 2023		March 31, 2022
	Class A Ordinary	Class B Ordinary	Class A Ordinary	Class B Ordinary
	Shares	Shares	Shares	Shares
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$(57,051)	$(549,351)	$2,521,274	625,233
Denominator:
Weighted average shares outstanding	8,674,283	5,000,000	20,000,000	5,000,000

Basic and diluted net income (loss) per share	$(0.01)	$(0.11)	$0.13	$0.13

Recent Accounting Pronouncements

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

Due to Affiliates

As of March 31, 2023 and December 31, 2022, the Company owed the Sponsor $377,693 and $347,693, respectively towards deferred offering and other formation costs incurred as well as administration support services. This amount will be repaid as soon as practical from the operating account.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2023, and December 31, 2022, the Company had no outstanding borrowings under the Working Capital Loans.

Note Payable – Related Party

On October 12, 2022, the company accepted from the sponsor an unsecured debt of $1,000,000 for an extension payment. Further, in 2023, the Sponsor (or one or more of its affiliates or third-party designees) (the “Sponsor”) made monthly payments of $150,000 for the three months towards extension payment. As of March 31, 2023, the amount outstanding under the Note is $1,450,000 and the amount outstanding as of December 31, 2022 was $1,000,000.

Loan from Sponsor

On January 20, 2023, the Sponsor made a loan of $150,000 for the operations of the company which is deposited in the bank account. The amount is outstanding as of March 31, 2023.

Administrative Services Fee

The Company entered into an agreement whereby, commencing on July 20, 2021, the Company will pay the Sponsor $10,000 per month for office space, administrative and support services. For the three months ended March 31, 2023 the Company incurred $30,000 in fees for these services. As of March 31, 2023 and December 31, 2022 a total of $200,000 and $170,000, respectively of administrative support services were included in the Due to affiliates balance in the accompanying balance sheets.

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

As of March 31, 2023, S&L has been providing services for Buy-side search and due diligence, but the payment is not due unless the transaction is consummated.

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

Advisory Fees

On January 3, 2022, the Company entered into an agreement with ARC Group for strategic and target identification advisory services, pursuant to which the Company will pay the ARC Group an initial retainer fee of $25,000 (which has been paid by the Company in January 2022), a closing retainer fee at announcement of the Business Combination in the amount of $175,000 and a success fee of $1,000,000 upon completion of Business Combination with introduced target. Limited target identification services have been performed by the ARC Group in connection with the agreement, the compensation for which has been covered by the initial retainer fee of $25,000. No amounts are owed under the agreement with the ARC Group as of March 31, 2023.

On April 28, 2022, the Company entered into an agreement with J.V.B. Financial Group, LLC (“JVB”) for financial advisor and placement agent services in connection with the Business Combination. Pursuant to this agreement, the Company agreed to pay JVB (i) a transaction fee in an amount equal to $1,500,000 in connection with a successful Business Combination transaction and (ii) a transaction fee in connection with JVBs’ services as a non-exclusive placement agent in connection with a private placement of securities to fund the Business Combination transaction equal to 4% of the gross proceeds raised from investors and received by the Company. The Company also agreed to reimburse JVB upon consummation of the Business Combination or upon termination of this agreement for out-of-pocket expenses up to a maximum amount of $100,000. No services have been performed and no amounts are owed under the agreement with JVB as of March 31, 2023.

Note 7 — Shareholders’ Deficit

Ordinary shares

Class A Ordinary shares — The Company is authorized to issue 200,000,000 Class A Ordinary shares with a par value of $0.0001 per share. At March 31, 2023 and December 31, 2022, there were no (excluding 20,000,000 Class A Ordinary shares subject to possible redemption) Class A Ordinary shares issued and outstanding.

On January 20, 2023, The Company held an extraordinary general meeting of shareholders (the “Extraordinary General Meeting”), at which shareholders properly elected to redeem an aggregate of 16,988,575 Class A Ordinary Shares at a redemption price of approximately $10.32 per share (the “Redemption”), for an aggregate redemption amount of approximately $175,285,892 Following such redemptions, approximately $31,461,507 remained in the Company’s trust account.

Class B Ordinary shares — The Company is authorized to issue 20,000,000 Class B Ordinary shares with a par value of $0.0001 per share. Holders of Class B Ordinary shares are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were 5,000,000 Class B Ordinary shares issued and outstanding after giving effect to the forfeiture of 750,000 Class B Ordinary shares.

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

Preferred Shares — The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023 and December 31, 2022, there were no preferred share issued or outstanding.

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

As of March 31, 2023 and December 31, 2022, there were 10,000,000 Public Warrants and 8,000,000 Private Warrants outstanding.

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

At March 31, 2023 and December 31, 2022, assets held in the Trust Account were comprised of $31,987,191 and $205,927,087 invested in U.S. Treasury Securities mutual funds.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

March 31, 2023		Quoted Prices in	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities	1	$31,987,191	—	—
Liabilities:
Warrant Liability - Public Warrants	1	900,000	—	—
Warrant Liability - Private Warrants	3	—	—	720,000

December 31, 2022		Quoted Prices in	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities	1	$205,927,087	—	—
Liabilities:
Warrant Liability - Public Warrants	1	300,000	—	—
Warrant Liability - Private Warrants	3	—	—	240,000

Warrants

The Company has determined that warrants issued in connection with its initial public offering in July 2021 are subject to treatment as a liability. The estimated fair value of the warrant liability is determined using Level 1 and Level 3 inputs. At March 31, 2023, the Public Warrants had adequate trading volume to provide a reliable indication of value. The Public Warrants were valued at $0.09 at March 31, 2023 and $0.03 at December 31, 2022.

The Company utilized a modified Black Scholes model to value the Private Warrants at March 31, 2023 and December 31, 2022. The estimated fair value of the warrant liability is determined using Level 3 inputs. Inherent in the model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of each reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 fair value measurement to a Level 1 fair value measurement as of September 7, 2021, when the Public Warrants began trading separately. No transfers have taken place for the year ended March 31, 2023.

The following table provides quantitative information regarding Level 3 fair value measurements at March 31, 2023 and December 31, 2022.

	March 31, 2023	December 31, 2022
Share Price	10.52	10.27
Exercise Price	11.50	11.50
Redemption Trigger Price	18.00	18.00
Term (years)	5.31	5.05
Probability of Acquisition	10.00%	4.00%
Volatility	0.00%	0.00%
Risk Free Rate	3.53%	3.91%
Dividend Yield	0.00%	0.00%

The following table presents the changes in the fair value of warrant liabilities:

	Public	Private	Total
	Warrants (Level 1)	Warrants (Level 3)	Warrants
Fair value as of December 31, 2022	$300,000	$240,000	$540,000
Change in fair value	600,000	480,000	1,080,000
Fair value as of March 31, 2023	$900,000	$720,000	$1,620,000

Note 10 — Subsequent Events

The Company has evaluated subsequent events through the date these unaudited condensed financial statements were available for issuance and determined that other than the item disclosed below, there were no subsequent events that would require adjustment or disclosure.

On April 14, 2023, the Sponsor deposited $150,000 into the Trust Account, on behalf of the Company, to extend the time available to the Company to consummate its initial business combination to May 20, 2023.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through March 31, 2023 were organizational activities and those necessary to prepare for the IPO, described below, and since the IPO, the search for a prospective initial business combination. We do not expect to generate any operating revenues until after the completion of an initial business combination, at the earliest. We expect to generate non-operating income in the form of interest income from the proceeds of the IPO placed in the trust account. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the three months ended March 31, 2023, we had a net loss of $606,402 majorly consisting of investment income from trust account of $895,995, interest income from checking account $749, an increase in fair value of warrants of $1,080,000 and operating expenses of $423,146 (majorly consisting of legal and professional expenses, insurance expense and general and administrative expenses).

For the three months ended March 31, 2022, we had a net income of $3,146,507, which consisted of operating expenses of $325,849, decrease in the fair value of warrant liabilities of $3,452,000 and interest income of $20,356.

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

For the three months ended March 31, 2023 cash used in operating activities was $243,839. Net Cash provided by investing activities was $174,835,891 and net cash used in financing activities was $175,135,891 mainly reflecting the redemption of ordinary shares.

As of March 31, 2023, we had cash and marketable securities held in the trust account of $31,987,191. We intend to use substantially all of the funds held in the trust account, including any amounts representing dividend earned on the trust account to complete our business combination. To the extent that our capital share or debt is used, in whole or in part, as consideration to complete a business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2023, the Company had $37,183 in its operating bank accounts, $31,987,191 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Ordinary Shares in connection therewith and working capital deficit of $2,410,499. As of March 31, 2023 $895,995 of the amount on deposit in the Trust Account represented dividend income. Management expects to incur significant costs in pursuit of its acquisition plans. The Company believes it will need to raise additional funds in order to meet the expenditures required for operating its business and to consummate a business combination. If the Company is unable to complete the Business Combination due to insufficient funds, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that that if the Company is unable to raise additional funds to alleviate liquidity needs, obtain approval for an extension of the deadline or complete a Business Combination by July 20, 2023, then the Company will cease all operations except for the purpose of liquidating. The Company has until July 20, 2023, 24 months (initial period) from the closing of the IPO, to consummate a Business Combination, with a further extension of three months i.e. from October 20, 2022 to January 20, 2023 or upon the extended period of 6 times for an additional one (1) month each time up to July 20, 2023 (i.e., for a period of time ending up to 24 months after the consummation of its initial public offering). It is uncertain that the Company will be able to consummate a Business Combination by the specified period. If a Business Combination is not consummated by July 20, 2023 (extended period), there will be a mandatory liquidation and subsequent dissolution. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that these financial statements are issued. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2023. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net loss per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share. We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Net loss per share is computed by dividing net loss by the weighted average number of ordinary share outstanding during the period, excluding ordinary share subject to forfeiture by the Sponsor. We did not consider the effect of the warrants issued in connection with the initial public offering and the concurrent private placement to purchase an aggregate of 18,000,000 shares of Class A ordinary shares in the calculation of diluted income per ordinary share because their exercise is contingent upon future events. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share.

Recent Accounting Pronouncements

Management does not believe that any other recently issued accounting standards, if currently adopted, would have a material effect on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable as we are a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Controls and Procedures

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon their evaluations, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to material weaknesses related to accounting and valuation for complex financial instruments in addition to the material weakness in internal controls over financial reporting related to incomplete accounting for accruals. In light of these material weaknesses, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There were no additional changes to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 28, 2023. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibits	Filing Date
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

STONEBRIDGE ACQUISITION CORPORATION

Date: May 15, 2023	By:	/s/ Bhargav Marepally
	Name:	Bhargav Marepally
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 15, 2023	By:	/s/ Prabhu Antony
	Name:	Prabhu Antony
	Title:	President, Chief Financial Officer and Director
(Principal Financial and Accounting Officer)