Form 10-Q
period 2023-06-30
StoneBridge Acquisition Corp.
filed 2023-08-14
CIK 1844981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 14, 2023 there were 2,425,969 Class A ordinary shares, par value $0.0001 per share, and 5,000,000 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

STONEBRIDGE ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

i

STONEBRIDGE ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$71,974	$93,344
Prepaid expenses and other assets	24,215	175,023
Total current assets	96,189	268,367
Investments held in Trust Account	32,821,231	205,927,087
TOTAL ASSETS	$32,917,420	$206,195,454

LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Note Payable - related party	$2,250,000	$1,000,000
Accounts payable	730,219	458,776
Due to affiliate	407,693	347,693
Total current liabilities	3,387,912	1,806,469

Derivative warrant liabilities	540,000	540,000
Deferred underwriting fee payable	9,000,000	9,000,000
Total liabilities	12,927,912	11,346,469

COMMITMENTS AND CONTINGENCIES (Note 6)
REDEEMABLE ORDINARY SHARES
Class A ordinary shares subject to possible redemption, $0.0001 par value, 3,011,425 shares at redemption value of $10.90 at June 30, 2023 and 20,000,000 shares at redemption value of $10.30 per share at December 31, 2022, respectively	32,821,231	205,927,087

SHAREHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A Ordinary shares; $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding (excluding 3,011,425 and 20,000,000 shares subject to possible redemption at June 30, 2023 and December 31, 2022 respectively)	—	—
Class B Ordinary shares; $0.0001 par value; 20,000,000 shares authorized; 5,000,000 shares issued and outstanding	500	500
Additional paid-in capital	—	—
Accumulated deficit	(12,832,223)	(11,078,602)

Total Shareholders’ Deficit	(12,831,723)	(11,078,102)

TOTAL LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT	$32,917,420	$206,195,454

The accompanying notes are an integral part of these unaudited condensed financial statements

STONEBRIDGE ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended		For the six months ended
	June 30,		June 30,
	2023	2022	2023	2022
OPERATING EXPENSES
General and administrative	$431,762	$147,001	$854,907	$472,850
Loss from operations	431,762	147,001	854,907	472,850

OTHER INCOME
Change in fair value of warrant liability	1,080,000	4,120,000	—	7,572,000
Dividend income Trust Account	384,040	272,777	1,280,035	293,118
Interest income from checking account	537	110	1,286	125
Total other income	1,464,577	4,392,887	1,281,321	7,865,243

NET INCOME	$1,032,816	$4,245,886	$426,414	$7,392,393

Weighted average shares outstanding of Class A common stock	4,888,616	20,000,000	4,888,616	20,000,000
Basic and diluted net income per share, Class A	$0.14	$0.17	$0.18	$0.30

Weighted average shares outstanding of Class B common stock	5,000,000	5,000,000	5,000,000	5,000,000
Basic and diluted net income (loss) from per share, Class B	$0.07	$0.16	$(0.09)	$0.28

The accompanying notes are an integral part of these unaudited condensed financial statements

STONEBRIDGE ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Ordinary Shares				Additional		Total
	Class A		Class B		paid-in	Accumulated	shareholders’
	Shares	Amount	Shares	Amount	capital	deficit	deficit
Balance, December 31, 2022	—	$—	5,000,000	$500	$—	$(11,078,602)	$(11,078,102)
Net Loss	—	—	—	—	—	(606,402)	(606,402)
Remeasurement for Class A ordinary shares to redemption value	—	—	—	—	—	(895,995)	(895,995)
Extension payment paid by Sponsor through a note	—	—	—	—	—	(450,000)	(450,000)
Balance, March 31, 2023	—	—	5,000,000	500	—	(13,030,999)	(13,030,999)
Net Income	—	—	—	—	—	1,032,816	1,032,816
Remeasurement for Class A ordinary shares to redemption value	—	—	—	—	—	(384,040)	(384,040)
Extension payment paid by Sponsor through a note	—	—	—	—	—	(450,000)	(450,000)
Balance, June 30, 2023	—	$—	5,000,000	$500	$—	$(12,832,223)	$(12,831,723)

FOR THE THREE & SIX MONTHS ENDED JUNE 30, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		paid-in	Accumulated	shareholders’
	Shares	Amount	Shares	Amount	capital	deficit	deficit
Balance, December 31, 2021	—	$—	5,000,000	$500	$—	$(17,164,062)	$(17,163,562)
Remeasurement for Class A ordinary shares to redemption value	—	—	—	—	—	(20,342)	(20,342)
Net Income	—	—	—	—	—	3,146,507	3,146,507
Balance, March 31, 2022	—	—	5,000,000	500	—	(14,037,897)	(14,037,397)
Remeasurement for Class A ordinary shares to redemption value	—	—	—	—	—	(272,777)	(272,777)
Net Income	—	—	—	—	—	4,245,886	4,245,886
Balance, June 30, 2022	—	$—	5,000,000	$500	$—	$(10,064,788)	$(10,064,288)

The accompanying notes are an integral part of these unaudited condensed financial statements.

STONEBRIDGE ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the six	For the six
	months ended	months ended
	June 30, 2023	June 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$426,414	$7,392,393
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Dividend income from Trust Account	(1,280,035)	(293,119)
Change in fair value of warrant liability	—	(7,572,000)
Changes in operating assets and liabilities:
Note Payable – related party	1,250,000	—
Prepaid expenses and other assets	150,808	131,058
Due to affiliates	60,000	60,000
Accounts payable	271,443	(95,292)
Net cash flows provided by (used in) operating activities	878,630	(376,960)

CASH FLOWS FROM INVESTING ACTIVITIES
Withdrawal from Trust Account for redemption of ordinary shares	175,285,891	—
Cash deposited to Trust Account	(900,000)	—
Net cash flows provided by investing activities	174,385,891	—

CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of Ordinary shares	(175,285,891)	—
Net cash flows used in financing activities	(175,285,891)	—

NET CHANGE IN CASH	(21,370)	(376,960)

CASH, BEGINNING OF PERIOD	93,344	670,522

CASH, END OF PERIOD	$71,974	$293,562

Supplemental disclosure of noncash activities:
Remeasurement of Class A ordinary shares subject to possible redemption	$1,280,035	$293,119

The accompanying notes are an integral part of these unaudited condensed financial statements

STONEBRIDGE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

On June 26, 2023, in connection with the proposed transaction, the Company filed a Registration Statement on Form F-4  with the U.S. Securities and Exchange Commission, which included a proxy statement/prospectus and certain other related documents, which will be distributed to shareholders of the Company’s common stock in connection with the Company’s extraordinary general meeting of shareholders with respect to the proposed business combination transaction and other matters as described in the definitive proxy statement, as well as a prospectus relating to the offer and sale of the securities of DigiAsia to be issued in the proposed business combination transaction. The definitive proxy statement/prospectus will be sent to all of the Company’s shareholders as of a record date to be established for voting on the transaction. Concurrently with the execution and delivery of the Business Combination Agreement, the Sponsor, DigiAsia and additional holders of founder shares entered into the Sponsor Support Agreement, pursuant to which, among other things, the Sponsor agreed to (a) support and vote their founder shares in favor of the Business Combination Agreement and the other transaction agreements to which the Company is or will be a party and the Business Combination; (b) subject their founder shares to certain transfer restrictions; and (c) after the Effective Time, for as long as the Sponsor (or a permitted transferee of Sponsor) holds Warrants, any exercise by Sponsor (or a Permitted Transferee of the Sponsor) of such Warrants will only be done on a cash (and not a cashless) basis. Concurrently with the execution and delivery of the Business Combination Agreement, DigiAsia, the Sponsor and the other parties thereto entered into the Registration Rights Agreement, pursuant to which DigiAsia agreed, among other things, to file a registration statement to register the resale of certain securities of DigiAsia held by the Holders and to provide the parties thereto customary demand, shelf and piggy-back rights on secondary offerings, subject to customary cut-back  provisions and coordinated offerings.

As of June 30, 2023, the Company had not commenced any operations. All activity through June 30, 2023, relates to the Company’s formation and initial public offering (the “Initial Public Offering”), which is described below, and, since the offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income earned on investments from the proceeds derived from the Initial Public Offering. The registration statement for the Company’s Initial Public Offering was declared effective on July 15, 2021. On July 20, 2021, the Company consummated the Initial Public Offering of 20,000,000 units (the “Units”) with respect to the Class A ordinary shares (the “Class A Ordinary Shares”) included in the Units being offered (the “Public Shares”) at $10.00 per Unit generating gross proceeds of $200,000,000, which is discussed in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 8,000,000 warrants (“Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to the Company’s sponsor, StoneBridge Acquisition Sponsor LLC and underwriters generating gross proceeds of $8,000,000, which is described in Note 4.

Offering costs for the Initial Public Offering amounted to $13,577,812, consisting of $4,000,000 of underwriting fees, $9,000,000 of deferred underwriting fees payable (which are held in the Trust Account (defined below)) and $577,812 of other costs. The Company immediately expensed $757,003 of offering costs in connection with the Warrants that were classified as liabilities. As described in Note 6, the $9,000,000 of deferred underwriting fee payable is contingent upon the consummation of a Business Combination by October 20, 2022, subject to the terms of the underwriting agreement. On September 30, 2022, the Company extended the time for a Business Combination for a further period of three months i.e., from October 20, 2022 to January 20, 2023. At the Extraordinary General Meeting held on January 20, 2023, the Company’s shareholders approved the proposal to amend the Company’s Amended and Restated Memorandum and Articles of Association (the “Extension Amendment”) to give the Company the right to extend the date by which it has to consummate a business combination from January 20, 2023 up to 6 times for an additional one (1) month each time up to July

20, 2023 (i.e., for a period of time ending up to 24 months after the consummation of its initial public offering). The Company held another Extraordinary General Meeting on July 19, 2023 at which the Company’s shareholders approved the proposal to further amend the Company’s Amended and Restated Memorandum and Articles of Association (the “Second Extension Amendment”) to give the Company the right to extend the date by which it has to consummate a business combination from July 20, 2023 up to 6 times for an additional one (1) month each time up to January 20, 2024 (i.e., for a period of time ending up to 30 months after the consummation of its initial public offering).

On June 22, 2023, parties to the Business Combination Agreement entered into Amendment No. 1 to the Business Combination Agreement (the "Amendment") pursuant to which the parties agreed to extend the Termination Date (as defined in the Business Combination Agreement) from June 30, 2023, to December 29, 2023.

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

In the event that the Sponsor or its affiliates or designees elect to extend the time to complete a business combination and deposit the applicable amount of money into trust, the Sponsor or its affiliates or designees would receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that the Company is unable to close a business combination unless there are funds available outside the trust account to do so. Neither the Sponsor nor its affiliates or designees are obligated to fund the trust account to extend the time for the Company to complete an initial business combination. To the extent that some, but not all, of the parties decide to extend the period of time to consummate an initial business combination, such parties may deposit the entire amount required. The Company has extended the Business Combination date from October 20, 2022 to July 20, 2023. At the Board meeting held on October 31, 2022, the company has agreed to accept from the sponsor an unsecured debt of $1,000,000 and the sponsors have also made monthly payment of $150,000 each month for the six months ended June 30, 2023 which is deposited in the trust account.

At the Extraordinary General Meeting held on July 19, 2023, the Company’s shareholders approved the proposal to amend the Company’s Amended and Restated Memorandum and Articles of Association (the “Second Extension Amendment”) to give the Company the right to extend the date by which it has to consummate a business combination from July 20, 2023 up to 6 times for an additional one (1) month each time up to January 20, 2024 (i.e., for a period of time ending up to 30 months after the consummation of its initial public offering). If the Company is unable to complete a Business Combination by January 20, 2024, which is 30 months from the closing of the Initial Public Offering the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay the Company’s franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

In the event that the Sponsor or its affiliates or designees elect to extend the time to complete a business combination and deposit the applicable amount of money into the trust account, the Sponsor or its affiliates or designees would receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that the Company is unable to close a business combination unless there are funds available outside the trust account to do so. Neither the Sponsor nor its affiliates or designees are obligated to fund the trust account to extend the time for the Company to complete an initial business combination. To the extent that some, but not all, of the parties decide to extend the period of time to consummate an initial business combination, such parties may deposit the entire amount required. The Company has extended the Business Combination date from July 20, 2023 to August 20, 2023. On July 20, 2023, the Sponsor made a monthly payment of $60,649 which was deposited in the trust account.

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

At the Company’s extraordinary general meeting of shareholders held on July 19, 2023, the shareholders of 585,456 shares of Class A ordinary shares of the Company exercised their right to redeem their shares for cash at an approximate price of $10.92 per share, for an aggregate payment of approximately $6,395,800, which is withdrawn from the company’s trust account to redeem such shares.

Liquidity and Going Concern

As of June 30, 2023, the Company had $71,974 in its operating bank account, $32,821,231 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Ordinary Shares in connection therewith and working capital deficit of $3,291,723. As of June 30, 2023, $1,280,036 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations. Management expects to incur significant costs in pursuit of its acquisition plans. The Company believes it will need to raise additional funds in order to meet the expenditure required for operating its business and to consummate a business combination. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs, obtain approval for an extension of the deadline or complete a Business Combination by October 20, 2022, then the Company will cease all operations except for the purpose of liquidating. At the extraordinary general meeting of shareholders held on July 19, 2023, the shareholders of the Company approved the Second Amendment Extension which permits the Company to further extend the time to consummate a business combination from July 20, 2023 up to 6 times for an additional one (1) month each time up to January 20, 2024 (i.e., for a period of time ending up to 30 months after the consummation of its initial public offering). It is uncertain that the Company will be able to consummate a Business Combination by the specified period. If a Business Combination is not consummated by January 20, 2024, (extended period), there will be a mandatory liquidation and subsequent dissolution. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that these financial statements are issued. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Specifically, these estimates include the probability of a successful business combination and the implied volatility of the Public and Private Warrants.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2023 and December 31, 2022.

Investments Held in Trust Account

At June 30, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account were held in mutual funds invested in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Offering Costs associated with the Initial Public Offering

Offering costs, including additional underwriting fees associated with the underwriters’ exercise of the over-allotment option, consist principally of legal, accounting, underwriting fees and other costs directly related to the Initial Public Offering.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. At June 30, 2023 and December 31, 2022, the Company has not experienced losses on these accounts.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2023 and December 31, 2022. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company is not currently aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to tax examinations by major taxing authorities since inception. There is currently no taxation imposed by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A Ordinary shares subject to possible redemption in accordance with the guidance in “ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A Ordinary shares (including Class A Ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A Ordinary shares is classified as shareholders’ equity. The Company’s Class A Ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, on June 30, 2023, 3,011,425 shares of Class A ordinary shares subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of the redeemable ordinary shares are affected by charges against additional paid-in capital and accumulated deficit.

At June 30, 2023 and December 31, 2022, the Class A ordinary shares reflected in the balance sheet is reconciled in the following table:

Gross proceeds July 20, 2021	$200,000,000
Less:
Initial fair value of the over-allotment liability	(190,208)
Fair value of Public Warrants at issuance	(10,800,000)
Class A shares issuance costs	(12,820,810)
Plus:
Remeasurement of carrying value to redemption value	25,817,320
Class A ordinary shares subject to possible redemption at December 31, 2021	202,006,302
Plus:
Remeasurement of carrying value to redemption value	2,920,785
Extension payment paid by Sponsor through a note	1,000,000
Class A ordinary shares subject to possible redemption at December 31, 2022	$205,927,087
Less:
Redemption of Class A ordinary shares	(175,285,891)
Plus:
Remeasurement of carrying value to redemption value	1,280,035
Extension payment paid by Sponsor through a note	900,000
Class A ordinary shares subject to possible redemption at June 30, 2023	$32,821,231

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

The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the concurrent private placement to purchase an aggregate of 18,000,000 shares of Class A ordinary shares since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 18,000,000 Class A ordinary shares in the aggregate. As of June 30, 2023 and December 31, 2022 the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the six months ended		For the six months ended
	June 30, 2023		June 30, 2022
	Class A Ordinary	Class B Ordinary	Class A Ordinary	Class B Ordinary
	Shares	Shares	Shares	Shares
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$858,032	$(431,618)	$5,972,538	$1,419,855

Denominator:
Weighted average shares outstanding	4,888,616	5,000,000	20,000,000	5,000,000

Basic and diluted net income (loss) per share	$0.18	$(0.09)	$0.30	$0.28

	For the three months ended		For the three months ended
	June 30, 2023		June 30, 2022
	Class A Ordinary	Class B Ordinary	Class A Ordinary	Class B Ordinary
	Shares	Shares	Shares	Shares
Basic and diluted net income per share:
Numerator:
Allocation of net income	$704,774	$328,042	$3,451,264	$794,622

Denominator:
Weighted average shares outstanding	4,888,616	5,000,000	20,000,000	5,000,000

Basic and diluted net income per share	$0.14	$0.07	$0.17	$0.16

Recent Accounting Pronouncements

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

On June 1, 2023, Director Founder Share Assignment Agreement was entered by and between the Sponsor, and certain directors, under which the Sponsor agreed to transfer 250,000 Founder Shares to such directors, upon the closing of the Company’s Business Combination. The shares granted on June 1, 2023 had an aggregate fair value using the scenario analysis, of which the stock price input into the founder shares scenario analysis was valued using a binomial lattice, of $2,425,500 ($9.70 per share). The transfer of the Founder Shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. The Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified).

Due to Affiliates

As of June 30, 2023 and December 31, 2022, the Company owed the Sponsor $407,693 and $347,693, respectively towards deferred offering and other formation costs incurred as well as administration support services. This amount will be repaid as soon as practical from the operating account.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2023 and December 31, 2022, the Company had no outstanding borrowings under the Working Capital Loans.

Note Payable – Related Party

On October 12, 2022, the company accepted from the sponsor an unsecured debt of $1,000,000 for an extension payment. Further, in 2023, the Sponsor (or one or more of its affiliates or third-party designees) (the “Sponsor”) made monthly payments of $150,000 for six months towards extension payment. As of June 30, 2023, the amount outstanding under the Note is $2,250,000 and the amount outstanding as of December 31, 2022 was $1,000,000. The June 30, 2023 balance includes an amount of $350,000 borrowed from the Sponsor for Operating costs under the Note.

Administrative Services Fee

The Company entered into an agreement whereby, commencing on July 20, 2021, the Company will pay the Sponsor $10,000 per month for office space, administrative and support services. For the six months ended June 30, 2023 the Company incurred $60,000 in fees for these services. As of June 30, 2023 and December 31, 2022 a total of $230,000 and $170,000, respectively of administrative support services were included in the Due to affiliates balance in the accompanying balance sheets.

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

On April 2, 2023, the Company entered into an amendment to advisory agreement with Sett & Lucas Limited (S&L). Pursuant to such agreement, Company will pay S&L a success fee upon successful completion of the Business Combination, $1.0 million in cash and 300,000 shares of the merged entity. As of June 30, 2023, S&L has been providing services for Buy-side search and due diligence, but the payment is not due unless the transaction is consummated.

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

On June 13, 2023, Company entered into a fees reduction agreement with Cantor Fitzgerald & Co. (“Cantor”), the underwriters. Pursuant to such agreement, in the event that the Company elects (in its sole discretion) to consummate the Business Combination with DigiAsia, Cantor agrees that it will forfeit cash payment of $4,500,000 of the aggregate $9,000,000 of deferred fee that would otherwise be payable to it pursuant to the underwriting agreement. In lieu, the Company will issue shares of the merged entity valuing $4,500,000 and the balance will be paid in cash. The remainder of the deferred fee shall be payable to Cantor as a non-refundable cash fee equal to 25% of the dollar amount that remains in the Trust Account in connection with the consummation of the Business Combination, with such dollar amount in the Trust Account subject to maximum capping of $4,500,000.

Advisory Fees

On January 3, 2022, the Company entered into an agreement with ARC Group for strategic and target identification advisory services, pursuant to which the Company will pay the ARC Group an initial retainer fee of $25,000 (which has been paid by the Company in January 2022), a closing retainer fee at announcement of the Business Combination in the amount of $175,000 and a success fee of $1,000,000 upon completion of Business Combination with introduced target. Limited target identification services have been performed by the ARC Group in connection with the agreement, the compensation for which has been covered by the initial retainer fee of $25,000. No amounts are owed under the agreement with the ARC Group as of June 30, 2023.

On April 28, 2022, the Company entered into an agreement with J.V.B. Financial Group, LLC (“JVB”) for financial advisor and placement agent services in connection with the Business Combination. Pursuant to this agreement, the Company agreed to pay JVB (i) a transaction fee in an amount equal to $1,500,000 in connection with a successful Business Combination transaction and (ii) a transaction fee in connection with JVBs’ services as a non-exclusive placement agent in connection with a private placement of securities to fund the Business Combination transaction equal to 4% of the gross proceeds raised from investors and received by the Company. The Company also agreed to reimburse JVB upon consummation of the Business Combination or upon termination of this agreement for out-of-pocket expenses up to a maximum amount of $100,000. No services have been performed and no amounts are owed under the agreement with JVB as of June 30, 2023.

Note 7 — Shareholders’ Deficit

Ordinary shares

Class A Ordinary shares — The Company is authorized to issue 200,000,000 Class A Ordinary shares with a par value of $0.0001 per share. At June 30, 2023 and December 31, 2022, there were no (excluding 3,011,425 and 20,000,000 shares subject to possible redemption at June 30, 2023 and December 31, 2022 respectively) Class A Ordinary shares issued and outstanding.

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

Class B Ordinary shares — The Company is authorized to issue 20,000,000 Class B Ordinary shares with a par value of $0.0001 per share. Holders of Class B Ordinary shares are entitled to one vote for each share. As of June 30, 2023 and December 31, 2022, there were 5,000,000 Class B Ordinary shares issued and outstanding after giving effect to the forfeiture of 750,000 Class B Ordinary shares.

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

Preferred Shares — The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2023 and December 31, 2022, there were no preferred share issued or outstanding.

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

As of June 30, 2023 and December 31, 2022, there were 10,000,000 Public Warrants and 8,000,000 Private Warrants outstanding.

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

At June 30, 2023 and December 31, 2022, assets held in the Trust Account were comprised of $32,821,231 and $205,927,087 invested in U.S. Treasury Securities mutual funds.

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

June 30, 2023		Quoted Prices in	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities	1	$32,821,231	—	—
Liabilities:
Warrant Liability - Public Warrants	1	300,000	—	—
Warrant Liability - Private Warrants	3	—	—	240,000

December 31, 2022		Quoted Prices in	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities	1	$205,927,087	—	—
Liabilities:
Warrant Liability - Public Warrants	1	300,000	—	—
Warrant Liability - Private Warrants	3	—	—	240,000

Warrants

The Company has determined that warrants issued in connection with its initial public offering in July 2021 are subject to treatment as a liability. The estimated fair value of the warrant liability is determined using Level 1 and Level 3 inputs. At June 30, 2023, the Public Warrants had adequate trading volume to provide a reliable indication of value. The Public Warrants were valued at $0.03 at June 30, 2023 and December 31, 2022.

The Company utilized a modified Black Scholes model to value the Private Warrants at June 30, 2023 and December 31, 2022. The estimated fair value of the warrant liability is determined using Level 3 inputs. Inherent in the model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of each reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 fair value measurement to a Level 1 fair value measurement as of September 7, 2021, when the Public Warrants began trading separately. No transfers have taken place in the three months ended June 30, 2023.

The following table provides quantitative information regarding Level 3 fair value measurements on June 30, 2023 and December 31, 2022.

	June 30, 2023	December 31, 2022
Share Price	10.85	10.27
Exercise Price	11.50	11.50
Redemption Trigger Price	18.00	18.00
Term (years)	5.06	5.05
Probability of Acquisition	2.00%	4.00%
Volatility	0.00%	0.00%
Risk Free Rate	4.04%	3.91%
Dividend Yield	0.00%	0.00%

The following table presents the changes in the fair value of warrant liabilities as of June 30, 2023 and 2022:

	Public	Private	Total
	Warrants (Level 1)	Warrants (Level 3)	Warrants
Fair value as of December 31, 2022	$300,000	$240,000	$540,000
Change in fair value	600,000	480,000	1,080,000
Fair value as of March 31, 2023	$900,000	$720,000	$1,620,000
Change in fair value	(600,000)	(480,000)	(1,080,000)
Fair value as of June 30, 2023	$300,000	$240,000	$540,000

	Public	Private	Total
	Warrants (Level 1)	Warrants (Level 3)	Warrants
Fair value as of December 31, 2021	$4,800,000	$4,192,000	$8,992,000
Change in fair value	(1,900,000)	(1,552,000)	(3,452,000)
Fair value as of March 31, 2022	2,900,000	2,640,000	5,540,000
Change in fair value	(2,200,000)	(1,920,000)	(4,120,000)
Fair value as of June 30, 2022	$700,000	$720,000	$1,420,000

Note 10 — Subsequent Events

The Company has evaluated subsequent events through the date these unaudited condensed financial statements were available for issuance and determined that other than the item disclosed below, there were no subsequent events that would require adjustment or disclosure.

On June 22, 2023, parties to the Business Combination Agreement entered into Amendment No. 1 to the Business Combination Agreement pursuant to which the parties agreed to extend the Termination Date (as defined in the Business Combination Agreement) from June 30, 2023, to December 29, 2023.

On July 19, 2023, the Company held an extraordinary general meeting at which the Company’s shareholders approved the proposal to amend the Company’s Amended and Restated Memorandum and Articles of Association to give the Company the right to extend the date by which it has to consummate a business combination from July 20, 2023 up to 6 times for an additional one (1) month each time up to January 20, 2024 (i.e., for a period of time ending up to 30 months after the consummation of its initial public offering) (such proposal, the “Extension Amendment Proposal”).

At the Company’s extraordinary general meeting of shareholders held on July 19, 2023, the shareholders of 585,456 shares of Class A ordinary shares of the Company exercised their right to redeem their shares for cash at an approximate price of $10.92 per share, for an aggregate payment of approximately $6,395,800, which is withdrawn from the company’s trust account to redeem such shares.

On July 20, 2023, the Sponsor deposited $60,649 into the Trust Account, on behalf of the Company, to extend the time available to the Company to  consummate its initial business combination to August 20, 2023.

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

Registration Statement on Form F-4

The Company filed a registration statement on Form F-4 (the “Form F-4”) with the SEC on June 26, 2023, in connection with the Business Combination. The consummation of the transactions contemplated by the Business Combination Agreement is subject to customary conditions, representations and warranties, covenants and closing conditions in the Business Combination Agreement, including, but not limited to, approval by the Company’s stockholders of the Business Combination Agreement, the effectiveness of the Form F-4, and other customary closing conditions.

Proposed Business Combination

On January 5, 2023, StoneBridge Acquisition Corporation (prior to the business combination “StoneBridge” and, at and after the business combination, “PubCo”) entered into a business combination agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”) with StoneBridge Acquisition Pte. Ltd. (“Amalgamation Sub”), DigiAsia Bios Pte. Ltd. ( “DigiAsia”), and Prashant Gokarn (the “Management Representative”), solely in his capacity as the Management Representative. Pursuant to the terms of the Business Combination Agreement, a business combination between StoneBridge and DigiAsia will be effected through the amalgamation of Amalgamation Sub with and into DigiAsia, with DigiAsia surviving the amalgamation as a wholly owned subsidiary of PubCo.

Registration Rights Agreement

Substantially concurrently with the execution and delivery of the Business Combination Agreement, StoneBridge, DigiAsia and certain shareholders of DigiAsia (such shareholders, together with their permitted transferees, collectively, the “Participating DigiAsia Shareholders”) entered into a shareholder rights agreement, pursuant to which, the Participating DigiAsia Shareholders were granted certain registration rights with respect to the ordinary shares of PubCo to be issued to such shareholders in connection with the Business Combination. In particular, the Registration Rights Agreement provides for the following registration rights: (1) demand registration rights, (2) shelf registration rights, and (3) piggyback registration rights.

Amendments

On June 22, 2023, parties to the Business Combination Agreement entered into Amendment No. 1 to the Business Combination Agreement pursuant to which the parties agreed to extend the Termination Date (as defined in the Business Combination Agreement) from June 30, 2023, to December 29, 2023.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through June 30, 2023 were organizational activities and those necessary to prepare for the IPO, described below, and since the IPO, the search for a prospective initial business combination. We do not expect to generate any operating revenues until after the completion of an initial business combination, at the earliest. We expect to generate non-operating income in the form of interest income from the proceeds of the IPO placed in the trust account. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the three months ended June 30, 2023, we had a net income of $1,032,816 which consisted of operating expenses of $431,762, increase in the fair value of warrant liabilities of $1,080,000 and dividend income of $384,040.

For the six months ended June 30, 2023, we had a net income of $426,413 which consisted of operating expenses of $854,908 and dividend income of $1,280,035.

For the three months ended June 30, 2022, we had a net income of $4,245,886 which consisted of operating expenses of $147,001, decrease in the fair value of warrant liabilities of $4,120,000 and dividend income of $272,887.

For the six months ended June 30, 2022, we had a net income of $7,392,393 which consisted of operating expenses of $472,850, decrease in the fair value of warrant liabilities of $7,572,000 and dividend income of $293,243.

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

For the Six months ended June 30, 2023 cash used in operating activities was $878,630. Net Cash provided by investing activities was $174,385,891 and net cash used in financing activities was $175,285,891 mainly reflecting the redemption of ordinary shares.

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

As of June 30, 2023, we had cash and marketable securities held in the trust account of $32,821,231. We intend to use substantially all of the funds held in the trust account, including any amounts representing dividend earned on the trust account to complete our business combination. To the extent that our capital share or debt is used, in whole or in part, as consideration to complete a business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2023, the Company had $71,974 in its operating bank accounts, $32,821,231 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Ordinary Shares in connection therewith and working capital deficit of $3,291,723. As of June 30, 2023 $1,280,036 of the amount on deposit in the Trust Account represented dividend income. Management expects to incur significant costs in pursuit of its acquisition plans. The Company believes it will need to raise additional funds in order to meet the expenditures required for operating its business and to consummate a business combination. If the Company is unable to complete the Business Combination due to insufficient funds, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs, obtain approval for an extension of the deadline or complete a Business Combination by October 20, 2022, then the Company will cease all operations except for the purpose of liquidating. At the extraordinary general meeting of shareholders held on July 19, 2023, the shareholders of the Company  approved the Second Amendment Extension which permits the Company to further extend the time to consummate a business combination from July 20, 2023 up to 6 times for an additional one (1) month each time up to January 20, 2024 (i.e., for a period of time ending up to 30 months after the consummation of its initial public offering). It is uncertain that the Company will be able to consummate a Business Combination by the specified period. If a Business Combination is not consummated by January 20, 2024, (extended period), there will be a mandatory liquidation and subsequent dissolution. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that these financial statements are issued. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2023. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

On June 13, 2023, Company entered into a fees reduction agreement with Cantor Fitzgerald & Co. (“Cantor”), the underwriters. Pursuant to such agreement, in the event that the Company elects (in its sole discretion) to consummate the Business Combination with DigiAsia, Cantor agrees that it will forfeit cash payment of $4,500,000 of the aggregate $9,000,000 of deferred fee that would otherwise be payable to it pursuant to the underwriting agreement. In lieu, the Company will issue shares of the merged entity valuing $4,500,000 and the balance will be paid in cash. The remainder of the deferred fee shall be payable to Cantor as a non-refundable cash fee equal to 25% of the dollar amount that remains in the Trust Account in connection with the consummation of the Business Combination, with such dollar amount in the Trust Account subject to maximum capping of $4,500,000.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based upon their evaluations, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to material weaknesses related to accounting and valuation for complex financial instruments in addition to the material weakness in internal controls over financial reporting related to incomplete accounting for accruals. In light of these material weaknesses, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There were no additional changes to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 28, 2023, as supplemented by our Quarterly Report on Form 10-Q for the three months ended March 31, 2023, filed with the SEC on May 15, 2023. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibits	Filing Date
2.1	Amendment No. 1 to Business Combination Agreement dated as of June 22, 2023, by and among StoneBridge Acquisition Corporation, StoneBridge Acquisition Pte. Ltd., DigiAsia Bios Pte. Ltd. and Prashant Gokarn.	8-K	001-40613	2.1	June 26, 2023

3.1	Amendment to the Amended and Restated Memorandum and Articles of Association of StoneBridge Acquisition Corporation	8-K	001-40613	3.1	July 24, 2023

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

STONEBRIDGE ACQUISITION CORPORATION

Date: August 14, 2023	By:	/s/ Bhargava Marepally
	Name:	Bhargava Marepally
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 14, 2023	By:	/s/ Prabhu Antony
	Name:	Prabhu Antony
	Title:	President, Chief Financial Officer and Director
(Principal Financial and Accounting Officer)