Form 10-Q
period 2023-09-30
StoneBridge Acquisition Corp.
filed 2023-11-06
CIK 1844981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 6, 2023 there were 2,425,969 Class A ordinary shares, par value $0.0001 per share, and 5,000,000 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

STONEBRIDGE ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

i

STONEBRIDGE ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$123,789	$93,344
Prepaid expenses and other assets	3,333	175,023
Total current assets	127,122	268,367
Investments held in Trust Account	26,974,295	205,927,087
TOTAL ASSETS	$27,101,417	$206,195,454

LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Note Payable - related party	$2,631,948	$1,000,000
Accounts payable	946,600	458,776
Due to affiliate	437,693	347,693
Total current liabilities	4,016,241	1,806,469

Derivative warrant liabilities	540,000	540,000
Deferred underwriting fee payable	9,000,000	9,000,000
Total liabilities	13,556,241	11,346,469

COMMITMENTS AND CONTINGENCIES (Note 6)
REDEEMABLE ORDINARY SHARES
Class A ordinary shares subject to possible redemption, $0.0001 par value, 2,425,969 shares at redemption value of $11.12 at September 30, 2023 and 20,000,000 shares at redemption value of $10.30 per share at December 31, 2022, respectively	26,974,295	205,927,087

SHAREHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A Ordinary shares; $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding (excluding 2,425,969 and 20,000,000 shares subject to possible redemption at September 30, 2023 and December 31, 2022 respectively)	—	—
Class B Ordinary shares; $0.0001 par value; 20,000,000 shares authorized; 5,000,000 shares issued and outstanding	500	500
Additional paid-in capital	—	—
Accumulated deficit	(13,429,619)	(11,078,602)

Total Shareholders’ Deficit	(13,429,119)	(11,078,102)

TOTAL LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT	$27,101,417	$206,195,454

The accompanying notes are an integral part of these unaudited condensed financial statements

STONEBRIDGE ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
OPERATING EXPENSES
General and administrative	$417,108	$293,016	$1,272,015	$765,866
Loss from operations	417,108	293,016	$1,272,015	765,866

OTHER INCOME
Change in fair value of warrant liability	—	620,000	—	8,192,000
Dividend income Trust Account	366,916	911,773	1,646,951	1,204,892
Interest income from checking account	1,660	793	2,946	917
Total other income	368,576	1,532,566	1,649,897	9,397,809

NET (LOSS) INCOME	$(48,532)	$1,239,550	$377,882	$8,631,943

Weighted average shares outstanding of Class A common stock	2,528,906	20,000,000	4,095,170	20,000,000
Basic and diluted net income per share, Class A	$0.09	$0.06	$0.26	$0.36

Weighted average shares outstanding of Class B common stock	5,000,000	5,000,000	5,000,000	5,000,000
Basic and diluted net (loss) income from per share, Class B	$(0.06)	$0.01	$(0.14)	$0.30

The accompanying notes are an integral part of these unaudited condensed financial statements

STONEBRIDGE ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Ordinary Shares				Additional		Total
	Class A		Class B		paid-in	Accumulated	shareholders’
	Shares	Amount	Shares	Amount	capital	deficit	deficit
Balance, December 31, 2022	—	$—	5,000,000	$500	$—	$(11,078,602)	$(11,078,102)
Remeasurement for Class A ordinary shares to redemption value	—	—	—	—	—	(895,995)	(895,995)
Extension payment paid by Sponsor through a note	—	—	—	—	—	(450,000)	(450,000)
Net Loss	—	—	—	—	—	(606,402)	(606,402)
Balance, March 31, 2023	—	—	5,000,000	500	—	(13,030,999)	(13,030,999)
Remeasurement for Class A ordinary shares to redemption value	—	—	—	—	—	(384,040)	(384,040)
Extension payment paid by Sponsor through note	—	—	—	—	—	(450,000)	(450,000)
Net Income	—	—	—	—	—	1,032,816	1,032,816
Balance, June 30, 2023	—	—	5,000,000	500	—	(12,832,223)	(12,831,723)
Remeasurement for Class A ordinary shares to redemption value	—	—	—	—	—	(366,916)	(366,916)
Extension payment paid by Sponsor through a note	—	—	—	—	—	(181,948)	(181,948)
Net Loss	—	—	—	—	—	(48,532)	(48,532)
Balance, September 30, 2023	—	$—	5,000,000	$500	$—	$(13,429,619)	$(13,429,119)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		paid-in	Accumulated	shareholders’
	Shares	Amount	Shares	Amount	capital	deficit	deficit
Balance, December 31, 2021	—	$—	5,000,000	$500	$—	$(17,164,062)	$(17,163,562)
Remeasurement for Class A ordinary shares to redemption value	—	—	—	—	—	(20,342)	(20,342)
Net Income	—	—	—	—	—	3,146,507	3,146,507
Balance, March 31, 2022	—	—	5,000,000	500	—	(14,037,897)	(14,037,397)
Remeasurement for Class A ordinary shares to redemption value	—	—	—	—	—	(272,777)	(272,777)
Net Income	—	—	—	—	—	4,245,886	4,245,886
Balance, June 30, 2022	—	—	5,000,000	500	—	(10,064,788)	(10,064,288)
Remeasurement for class A ordinary shares to Redemption value	—	—	—	—	—	(911,773)	(911,773)
Net Income	—	—	—	—	—	1,239,550	1,239,550
Balance, September 30, 2022	—	—	5,000,000	500	$—	$(9,737,011)	$(9,736,511)

The accompanying notes are an integral part of these unaudited condensed financial statements.

STONEBRIDGE ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the nine	For the nine
	months ended	months ended
	September 30, 2023	September 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$377,882	$8,631,943
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Dividend income from Trust Account	(1,646,951)	(1,204,892)
Change in fair value of warrant liability	—	(8,192,000)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	171,690	227,669
Note Payable - related party	1,631,948	—
Due to affiliates	90,000	90,000
Accounts payable	487,824	(51,703)
Net cash flows provided by (used in) operating activities	1,112,393	(498,983)

CASH FLOWS FROM INVESTING ACTIVITIES
Withdrawal from Trust Account for redemption of ordinary shares	181,681,691	—
Cash deposited to Trust Account	(1,081,948)	—
Net cash flows provided by investing activities	180,599,743	—

CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of Ordinary shares	(181,681,691)	—
Net cash flows used in financing activities	(181,681,691)	—

NET CHANGE IN CASH	30,445	(498,983)

CASH, BEGINNING OF PERIOD	93,344	670,522

CASH, END OF PERIOD	$123,789	$171,539

Supplemental disclosure of noncash activities:
Remeasurement of Class A ordinary shares subject to possible redemption	$1,646,951	$1,204,892

The accompanying notes are an integral part of these unaudited condensed financial statements

STONEBRIDGE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

As of September 30, 2023, the Company had not commenced any operations. All activity through September 30, 2023, relates to the Company’s formation and initial public offering (the “Initial Public Offering”), which is described below, and, since the offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income earned on investments from the proceeds derived from the Initial Public Offering. The registration statement for the Company’s Initial Public Offering was declared effective on July 15, 2021. On July 20, 2021, the Company consummated the Initial Public Offering of 20,000,000 units (the “Units”) with respect to the Class A ordinary shares (the “Class A Ordinary Shares”) included in the Units being offered (the “Public Shares”) at $10.00 per Unit generating gross proceeds of $200,000,000, which is discussed in Note 3.

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

On June 22, 2023, parties to the Business Combination Agreement entered into Amendment No. 1 to the Business Combination Agreement (the “Amendment”) pursuant to which the parties agreed to extend the Termination Date (as defined in the Business Combination Agreement) from June 30, 2023 to December 29, 2023.

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

In the event that the Sponsor or its affiliates or designees elect to extend the time to complete a business combination and deposit the applicable amount of money into the trust account, the Sponsor or its affiliates or designees would receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that the Company is unable to close a business combination unless there are funds available outside the trust account to do so. Neither the Sponsor nor its affiliates or designees are obligated to fund the trust account to extend the time for the Company to complete an initial business combination. To the extent that some, but not all, of the parties decide to extend the period of time to consummate an initial business combination, such parties may deposit the entire amount required. The Company has extended the Business Combination date from October 20, 2023 to November 20, 2023. On October 20, 2023, the Sponsor made a monthly payment of $60,649 which was deposited in the trust account.

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

Liquidity and Going Concern

As of September 30, 2023, the Company had $123,789 in its operating bank account, $26,974,295 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Ordinary Shares in connection therewith and working capital deficit of $3,889,119. As of September 30, 2023, $1,646,951 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations. Management expects to incur significant costs in pursuit of its acquisition plans. The Company believes it will need to raise additional funds in order to meet the expenditure required for operating its business and to consummate a business combination. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

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

Recently in October 2023, the military conflict between Israel and militant groups led by Hamas has also caused uncertainty in the global markets. The full impact of the war between Israel and Hamas and related global economic disruptions on our financial condition and results of operations, as well as the consummation of our Business Combination, also remains uncertain. The management will continuously evaluate the effect to the Company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2023 and December 31, 2022.

Investments Held in Trust Account

At September 30, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account were held in mutual funds invested in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Offering Costs associated with the Initial Public Offering

Offering costs, including additional underwriting fees associated with the underwriters’ exercise of the over-allotment option, consist principally of legal, accounting, underwriting fees and other costs directly related to the Initial Public Offering.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. At September 30, 2023 and December 31, 2022, the Company has not experienced losses on these accounts.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2023 and December 31, 2022. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company is not currently aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to tax examinations by major taxing authorities since inception. There is currently no taxation imposed by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A Ordinary shares subject to possible redemption in accordance with the guidance in “ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A Ordinary shares (including Class A Ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A Ordinary shares is classified as shareholders’ equity. The Company’s Class A Ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, on September 30, 2023, 2,425,969 shares of Class A ordinary shares subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of the redeemable ordinary shares are affected by charges against additional paid-in capital and accumulated deficit.

At September 30, 2023 and December 31, 2022, the Class A ordinary shares reflected in the balance sheet is reconciled in the following table:

Gross proceeds July 20, 2021	$200,000,000
Less:
Initial fair value of the over-allotment liability	(190,208)
Fair value of Public Warrants at issuance	(10,800,000)
Class A shares issuance costs	(12,820,810)
Plus:
Remeasurement of carrying value to redemption value	25,817,320
Class A ordinary shares subject to possible redemption at December 31, 2021	202,006,302
Plus:
Remeasurement of carrying value to redemption value	2,920,785
Extension payment paid by Sponsor through a note	1,000,000
Class A ordinary shares subject to possible redemption at December 31, 2022	$205,927,087
Less:
Redemption of Class A ordinary shares	(181,681,691)
Plus:
Remeasurement of carrying value to redemption value	1,646,951
Extension payment paid by Sponsor through a note	1,081,948
Class A ordinary shares subject to possible redemption at September 30,2023	$26,974,295

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

The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the concurrent private placement to purchase an aggregate of 18,000,000 shares of Class A ordinary shares since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 18,000,000 Class A ordinary shares in the aggregate. As of September 30, 2023 and December 31, 2022 the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the nine months ended		For the nine months ended
	September 30, 2023		September 30, 2022
	Class A Ordinary	Class B Ordinary	Class A Ordinary	Class B Ordinary
	Shares	Shares	Shares	Shares
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$1,075,543	$(697,661)	$7,146,533	$1,485,410

Denominator:
Weighted average shares outstanding	4,095,170	5,000,000	20,000,000	5,000,000

Basic and diluted net income (loss) per share	$0.26	$(0.14)	$0.36	$0.30

	For the three months ended		For the three months ended
	September 30, 2023		September 30, 2022
	Class A Ordinary	Class B Ordinary	Class A Ordinary	Class B Ordinary
	Shares	Shares	Shares	Shares
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$227,370	$(275,902)	$1,173,995	$65,555

Denominator:
Weighted average shares outstanding	2,528,906	5,000,000	20,000,000	5,000,000

Basic and diluted net income (loss) per share	$0.09	$(0.06)	$0.06	$0.01

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

Due to Affiliates

As of September 30, 2023 and December 31, 2022, the Company owed the Sponsor $437,693 and $347,693, respectively towards deferred offering and other formation costs incurred as well as administration support services. This amount will be repaid as soon as practical from the operating account.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2023 and December 31, 2022, the Company had no outstanding borrowings under the Working Capital Loans.

Note Payable – Related Party

On October 12, 2022, the Company accepted from the sponsor a non-interest bearing unsecured debt of $1,000,000 for an extension payment. Further, in 2023, the Sponsor (or one or more of its affiliates or third-party designees) (the “Sponsor”) made monthly payments of $150,000 from January-June and $60,649 each month from July to September towards extension payment. As of September 30, 2023, the amount outstanding under the Note is $2,631,948 and the amount outstanding as of December 31, 2022 was $1,000,000. The September 30, 2023 balance includes an amount of $550,000 borrowed from the Sponsor for operating costs under the Note.

Administrative Services Fee

The Company entered into an agreement whereby, commencing on July 20, 2021, the Company will pay the Sponsor $10,000 per month for office space, administrative and support services. For the nine months ended September 30, 2023 the Company incurred $90,000 in fees for these services. As of September 30, 2023 and December 31, 2022 a total of $260,000 and $170,000, respectively of administrative support services were included in the Due to affiliates balance in the accompanying balance sheets.

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

On April 2, 2023, the Company entered into an amendment to advisory agreement with Sett & Lucas Limited (S&L). Pursuant to such agreement, Company will pay S&L a success fee upon successful completion of the Business Combination, $1.0 million in cash and 300,000 shares of the merged entity. As of September 30, 2023, S&L has been providing services for Buy-side search and due diligence, but the payment is not due unless the transaction is consummated.

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

Advisory Fees

On June 27, 2023, the Company entered into an agreement with Laurel Hill Advisory Group, LLC (“Laurel Hill”) to assist in the solicitation of proxies for the Extraordinary General Meeting. The Company has agreed to pay Laurel Hill a fixed fee of $15,000 and will reimburse Laurel Hill for its reasonable and documented costs and expenses and indemnify Laurel Hill and its affiliates against certain claims, liabilities, losses, damages and expenses.

On January 3, 2022, the Company entered into an agreement with ARC Group for strategic and target identification advisory services, pursuant to which the Company will pay the ARC Group an initial retainer fee of $25,000 (which has been paid by the Company in January 2022), a closing retainer fee at announcement of the Business Combination in the amount of $175,000 and a success fee of $1,000,000 upon completion of Business Combination with introduced target. Limited target identification services have been performed by the ARC Group in connection with the agreement, the compensation for which has been covered by the initial retainer fee of $25,000. No amounts are owed under the agreement with the ARC Group as of September 30, 2023.

On April 28, 2022, the Company entered into an agreement with J.V.B. Financial Group, LLC (“JVB”) for financial advisor and placement agent services in connection with the Business Combination. Pursuant to this agreement, the Company agreed to pay JVB (i) a transaction fee in an amount equal to $1,500,000 in connection with a successful Business Combination transaction and (ii) a transaction fee in connection with JVBs’ services as a non-exclusive placement agent in connection with a private placement of securities to fund the Business Combination transaction equal to 4% of the gross proceeds raised from investors and received by the Company. The Company also agreed to reimburse JVB upon consummation of the Business Combination or upon termination of this agreement for out-of-pocket expenses up to a maximum amount of $100,000. No services have been performed and no amounts are owed under the agreement with JVB as of September 30, 2023.

Note 7 — Shareholders’ Deficit

Ordinary shares

Class A Ordinary shares — The Company is authorized to issue 200,000,000 Class A Ordinary shares with a par value of $0.0001 per share. At September 30, 2023 and December 31, 2022, there were no (excluding 2,425,969 and 20,000,000 shares subject to possible redemption at September 30, 2023 and December 31, 2022 respectively) Class A Ordinary shares issued and outstanding.

On January 20, 2023, The Company held an extraordinary general meeting of shareholders (the “Extraordinary General Meeting”), at which shareholders properly elected to redeem an aggregate of 16,988,575 Class A Ordinary Shares at a redemption price of approximately $10.32 per share (the “Redemption”), for an aggregate redemption amount of approximately $175,285,892. Following such redemptions, approximately $31,461,507 remained in the Company’s trust account.

On July 19, 2023, The Company held an extraordinary general meeting of shareholders (the “Extraordinary General Meeting”), at which shareholders properly elected to redeem an aggregate of 585,456 Class A Ordinary Shares at a redemption price of approximately $10.92 per share (the “Redemption”), for an aggregate redemption amount of approximately $6,395,800. Following such redemptions, approximately $26,502,440 remained in the Company’s trust account.

Class B Ordinary shares — The Company is authorized to issue 20,000,000 Class B Ordinary shares with a par value of $0.0001 per share. Holders of Class B Ordinary shares are entitled to one vote for each share. As of September 30, 2023 and December 31, 2022, there were 5,000,000 Class B Ordinary shares issued and outstanding after giving effect to the forfeiture of 750,000 Class B Ordinary shares.

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

Preferred Shares — The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2023 and December 31, 2022, there were no preferred share issued or outstanding.

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

As of September 30, 2023 and December 31, 2022, there were 10,000,000 Public Warrants and 8,000,000 Private Warrants outstanding.

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

At September 30, 2023 and December 31, 2022, assets held in the Trust Account were comprised of $26,974,295 and $205,927,087 invested in U.S. Treasury Securities mutual funds.

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2023 and December 31, 2022 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

September 30, 2023		Quoted Prices in	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities	1	$26,974,295	—	—
Liabilities:
Warrant Liability - Public Warrants	1	300,000	—	—
Warrant Liability - Private Warrants	3	—	—	240,000

December 31, 2022		Quoted Prices in	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities	1	$205,927,087	—	—
Liabilities:
Warrant Liability - Public Warrants	1	300,000	—	—
Warrant Liability - Private Warrants	3	—	—	240,000

Warrants

The Company has determined that warrants issued in connection with its initial public offering in July 2021 are subject to treatment as a liability. The estimated fair value of the warrant liability is determined using Level 1 and Level 3 inputs. At September 30, 2023, the Public Warrants had adequate trading volume to provide a reliable indication of value. The Public Warrants were valued at $0.03 at September 30, 2023 and December 31, 2022 respectively.

The Company utilized a modified Black Scholes model to value the Private Warrants at September 30, 2023 and December 31, 2022. The estimated fair value of the warrant liability is determined using Level 3 inputs. Inherent in the model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of each reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 fair value measurement to a Level 1 fair value measurement as of September 7, 2021, when the Public Warrants began trading separately. No transfers have taken place in the three months ended September 30, 2023.

The following table provides quantitative information regarding Level 3 fair value measurements on September 30, 2023 and December 31, 2022.

	September 30, 2023	December 31, 2022
Share Price	11.05	10.30
Exercise Price	11.50	11.50
Redemption Trigger Price	18.00	18.00
Term (years)	5.31	5.05
Probability of Acquisition	1.50%	4.00%
Volatility	0.00%	0.00%
Risk Free Rate	4.50%	3.91%
Dividend Yield	0.00%	0.00%

The following table presents the changes in the fair value of warrant liabilities as of September 30, 2023 and 2022:

	Public	Private	Total
	Warrants (Level 1)	Warrants (Level 3)	Warrants
Fair value as of December 31, 2022	$300,000	$240,000	$540,000
Change in fair value	600,000	480,000	1,080,000
Fair value as of March 31, 2023	$900,000	$720,000	$1,620,000
Change in fair value	(600,000)	(480,000)	(1,080,000)
Fair value as of June 30, 2023	$300,000	$240,000	$540,000
Change in fair value	–‒	–‒	–‒
Fair value as of September 30, 2023	$300,000	$240,000	$540,000

	Public	Private	Total
	Warrants (Level 1)	Warrants (Level 3)	Warrants
Fair value as of December 31, 2021	$4,800,000	$4,192,000	$8,992,000
Change in fair value	(1,900,000)	(1,552,000)	(3,452,000)
Fair value as of March 31, 2022	$2,900,000	$2,640,000	$5,540,000
Change in fair value	(2,200,000)	(1,920,000)	(4,120,000)
Fair value as of June 30, 2022	$700,000	$720,000	$1,420,000
Change in fair value	(300,000)	(320,000)	(620,000)
Fair value as of September 30, 2022	$400,000	$400,000	$800,000

Note 10 — Subsequent Events

The Company has evaluated subsequent events that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were available for issuance and determined that other than the item disclosed below, there were no subsequent events that would require adjustment or disclosure.

On October 12, 2023, the Sponsor deposited $60,649 into the Trust Account, on behalf of the Company, to extend the time available to the Company to consummate its initial business combination to November 20, 2023.

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

Registration Statement on Form F-4

The Company filed a registration statement on Form F-4 (the “Form F-4”) with the SEC on June 26, 2023, and filed subsequent amendments on August 23, 2023, September 28, 2023 and October 20, 2023 respectively in connection with the Business Combination. The consummation of the transactions contemplated by the Business Combination Agreement is subject to customary conditions, representations and warranties, covenants and closing conditions in the Business Combination Agreement, including, but not limited to, approval by the Company’s stockholders of the Business Combination Agreement, the effectiveness of the Form F-4, and other customary closing conditions.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through September 30, 2023 were organizational activities and those necessary to prepare for the IPO, described below, and since the IPO, the search for a prospective initial business combination. We do not expect to generate any operating revenues until after the completion of an initial business combination, at the earliest. We expect to generate non-operating income in the form of interest income from the proceeds of the IPO placed in the trust account. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the three months ended September 30, 2023, we had a net loss of $48,532 majorly consisting of investment income from trust account of $366,916, interest income from checking account $1,660, and operating expenses of $417,108 (majorly consisting of legal and professional expenses, Insurance expense and General and administrative expenses).

For the nine months ended September 30, 2023, we had a net income of $377,882 majorly consisting of investment income from trust account of $1,646,951, interest income from checking account $2,946, and operating expenses of $1,272,015 (majorly consisting of legal and professional expenses, Insurance expense and General and administrative expenses).

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

For the nine months ended September 30, 2023 cash used in operating activities was $1,112,393. Net Cash provided by investing activities was $180,599,743 and net cash used in financing activities was $181,681,691 mainly reflecting the redemption of ordinary shares.

For the nine months ended September 30, 2022 cash used in operating activities was $498,983, which consisted of net income of $8,631,943, interest income on investments held in the Trust Account in the amount $1,204,892, change in the fair value of the warrant liability in the amount of $8,192,000, offset by the changes in prepaid expenses in the amount $227,669, due to affiliates in the amount of $90,000 and accounts payable in the amount $51,703.

As of September 30, 2023, we had cash and marketable securities held in the trust account of $26,974,295. We intend to use substantially all of the funds held in the trust account, including any amounts representing dividend earned on the trust account to complete our business combination. To the extent that our capital share or debt is used, in whole or in part, as consideration to complete a business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2023, the Company had $123,789 in its operating bank accounts, $26,974,295 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Ordinary Shares in connection therewith and working capital deficit of $3,889,119. As of September 30, 2023, $1,646,951 of the amount on deposit in the Trust Account represented dividend income. Management expects to incur significant costs in pursuit of its acquisition plans. The Company believes it will need to raise additional funds in order to meet the expenditures required for operating its business and to consummate a business combination. If the Company is unable to complete the Business Combination due to insufficient funds, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2023. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Accounting for Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

Ordinary Share Subject to Possible Redemption

We account for our ordinary share subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary share subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary share (including ordinary share that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, ordinary share is classified as shareholders’ equity. Our ordinary share features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary share subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity section of our balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary share to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary share are affected by charges against additional paid in capital and accumulated deficit.

Net income (loss) per Ordinary Share

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based upon their evaluations, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to material weaknesses related to accounting and valuation for complex financial instruments in addition to the material weakness in internal controls over financial reporting related to incomplete accounting for accruals. In light of these material weaknesses, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There were no additional changes to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 28, 2023, as supplemented by our Quarterly Report on Form 10-Q for the three months ended March 31, 2023, filed with the SEC on May 15, 2023, and six months ended June 30, 2023, filed with the SEC on August 14, 2023. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

STONEBRIDGE ACQUISITION CORPORATION

Date: November 6, 2023	By:	/s/ Bhargava Marepally
	Name:	Bhargava Marepally
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 6, 2023	By:	/s/ Prabhu Antony
	Name:	Prabhu Antony
	Title:	President, Chief Financial Officer and Director
(Principal Financial and Accounting Officer)