Form 10-K
period 2023-12-31
DIGIASIA CORP.
filed 2024-04-16
CIK 1844981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $26,321,763.65, based on the Nasdaq Stock Market closing price on that day of $10.85 per share.

As of March 31,  2024, there were 2,215,156 Class A ordinary shares, par value $0.0001 per share, and 5,000,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Stonebridge Acquisition Corporation

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2023

i

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

ii

SUMMARY OF RISK FACTORS

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the below section titled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and our public shareholders could lose all or part of their investment. Such risks include, but are not limited to:

●	We are a company with no operating history and no revenues, and our public shareholders have no basis on which to evaluate our ability to achieve our business objective.

●	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

●	Our public shareholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete an initial business combination even though a majority of our public shareholders do not support such a combination

●	If we seek shareholder approval of an initial business combination, our Sponsor (as defined below), officers and directors have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

●	The only opportunity of our public shareholders to affect the investment decision regarding a potential business combination will be limited to the exercise of their right to redeem their shares from us for cash, unless we seek shareholder approval of such business combination.

●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that an initial business combination would be unsuccessful and that our public shareholders would have to wait for liquidation in order to redeem their shares.

●	The requirement that we complete an initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete an initial business combination on terms that would produce value for our shareholders

●	We may not be able to complete an initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.31 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

●	As the number of special purpose acquisition companies increases, there may be more competition to find an attractive target for an initial business combination. This could increase the costs associated with completing an initial business combination and may result in our inability to find a suitable target for an initial business combination.

●	If we seek shareholder approval of an initial business combination, our Sponsor, directors, officers, and their respective affiliates may elect to purchase public shares or public warrants from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our securities.

●	If a shareholder fails to receive notice of our offer to redeem our public shares in connection with an initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

●	Our public shareholders do not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate their investment, therefore, our public shareholders may be forced to sell their public shares or warrants, potentially at a loss.

●	If the funds not being held in the trust account are insufficient to allow us to operate for at least the 36 months (as extended) following the July 20, 2021 closing of the IPO, we may be unable to complete an initial business combination

●	We may have a limited ability to assess the management of a prospective target business and, as a result, may affect an initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company

●	Subsequent to the completion of an initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our share price, which could cause our shareholders to lose some or all of their investment

iii

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

A total of $202,000,000, comprised of the proceeds from the IPO after expenses and the proceeds of the Private Placement, was placed in a U.S.-based trust account (the “Trust Account”) maintained by Continental Stock Transfer & Trust Company (“CST”), acting as trustee. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, and up to $100,000 of interest that may be needed to pay dissolution expenses, the funds held in the Trust Account will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial business combination, (ii) the redemption of any of the Company’s public shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial business combination or to redeem 100% of the Company’s public shares if it does not complete its initial business combination within 36 months (as extended) from the July 20, 2021 closing of the IPO or (B) with respect to any other provision relating to shareholder’s rights or pre-business combination activity and (iii) the redemption of all of the Company’s public shares if it is unable to complete its initial business combination within 36 months (as extended) from the July 20, 2021 closing of the IPO, subject to applicable law.

The Company has 36 months (as extended) from the July 20, 2021 closing of the IPO to consummate an initial business combination. In addition, if the Company anticipates that it may not be able to consummate an initial business combination within 36 months from the July 20, 2021 closing of the IPO, the Sponsor or its affiliates or designees may, but are not obligated to, to seek an extension of the period of time to consummate a business combination, subject to approval by the shareholders of the Company at an extraordinary general meeting. At the last extraordinary general meeting of the shareholders, held on January 17, 2024, the shareholders of the Company approved the proposal (the “Extension Amendment Proposal”) to amend the Company’s Amended and Restated Memorandum and Articles of Association, as amended on July 19, 2023 (the “Articles of Association”) to give the Company the right to extend the date by which it has to consummate a business combination from January 20, 2024 up to 6 times for an additional one (1) month each time up to July 20, 2024, by depositing into the Trust Account, for each one-month extension, $0.025 for each Class A Ordinary Share outstanding (the “Extension Payment”) after giving effect to redemptions. The Company subsequently exercised three extension options, extending the date to consummate an initial business combination to April 20, 2024. In the event that the Sponsor or its affiliates or designees elect to extend the time to complete a business combination and deposit the applicable amount of money into trust, the Sponsor or its affiliates or designees would receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that the Company is unable to close a business combination unless there are funds available outside the Trust Account to do so. In the event that the Company receives notice from the Sponsor or its affiliates or designees five days prior to the applicable deadline of its intent to effect an extension, the Company intends to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, the Company intends to issue a press release the day after the applicable deadline announcing whether the funds had been timely deposited. Neither the Sponsor nor its affiliates or designees are obligated to fund the Trust Account to extend the time for the Company to complete an initial business combination. To the extent that some, but not all, of the parties decide to extend the period of time to consummate an initial business combination, such parties may deposit the entire amount required.

Recent Developments

Business Combination Agreement

On January 5, 2023, StoneBridge (at and after the Effective Time, “PubCo”) entered into a business combination agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”) with StoneBridge Acquisition Pte. Ltd., a Singapore private company limited by shares, with company registration number 202239721R and a direct wholly owned subsidiary of Stonebridge (“Amalgamation Sub”), DigiAsia Bios Pte. Ltd., a Singapore private company limited by shares, with company registration number 201730295C (“DigiAsia”), and Prashant Gokarn (the “Management Representative”), solely in his capacity as the Management Representative. Pursuant to the terms of the Business Combination Agreement, a business combination between StoneBridge and DigiAsia will be effected through the amalgamation of Amalgamation Sub with and into DigiAsia, with DigiAsia surviving the amalgamation as a wholly owned subsidiary of PubCo (the “Amalgamation,” and together with the other transactions contemplated by the Business Combination Agreement and the other agreements contemplated thereby, the “Transactions” or the “Business Combination”), and PubCo will be immediately renamed DigiAsia Corp. The Board of Directors of StoneBridge (the “Board”) has unanimously (i) approved and declared advisable the Business Combination Agreement and the Transactions and (ii) resolved to recommend the approval and adoption of the Business Combination Agreement and the Transactions by the shareholders of StoneBridge.

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

On July 19, 2023, StoneBridge held an extraordinary general meeting of shareholders, pursuant to which, the Company’s shareholders approved, by special resolution, the proposal to amend the Company’s amended and restated memorandum and articles of association to give the Company the right to extend the date by which it has to consummate a business combination from July 20, 2023 up to 6 times for an additional one (1) month each time up to January 20, 2024 (i.e., for a period of time ending up to 30 months after the consummation of its IPO) by depositing into the Trust Account, for each one-month extension, $0.025 for each public share outstanding after giving effect to the Redemption. The Sponsor utilized all extension options and in connection therewith deposited into the Trust Account $60,649.23 for each monthly extension up to January 20, 2024.

On January 17, 2024, StoneBridge held an extraordinary general meeting of shareholders, pursuant to which, the Company’s shareholders approved, by special resolution, (i) the proposal to amend the Company’s amended and restated memorandum and articles of association, as previously amended on July 19, 2023, to give the Company the right to extend the date by which it has to consummate a business combination from January 20, 2024 up to 6 times for an additional one (1) month each time up to July 20, 2024 (i.e., for a period of time ending up to 36 months after the consummation of IPO) by depositing into the Trust Account, for each one-month extension, $0.025 for each public share outstanding after giving effect to the redemption, and (ii) the proposal to amend the Company’s amended and restated memorandum and articles of association, as previously amended on July 19, 2023, to remove the net tangible asset requirement in order to expand the methods that the Company may employ so as not to become subject to the “penny stock” rules of the United States Securities and Exchange Commission. In connection with such extension, on January 18, 2024, the Sponsor deposited into the Trust Account $55,378.90 in exchange for a non-interest-bearing, unsecured promissory note issued by the Company to the Sponsor that will not be repaid in the event that the Company is unable to close a business combination, unless there are funds available outside the Trust Account to do so. The payment extended the date by which the Company must consummate a business combination from January 20, 2024 to February 20, 2024. On February 15, 2024, the Sponsor deposited an additional $55,378.90 into the Trust Account further extending the date by which the Company must consummate a business combination to March 20, 2024. On March 18, 2024, the Sponsor deposited an additional $55,378.90 into the Trust Account further extending the date by which the Company must consummate a business combination to April 20, 2024.

Business Combination Consummation

On April 2, 2024, StoneBridge, Amalgamation Sub, DigiAsia and the Management Representative consummated the initial business combination.

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

We are required to evaluate our internal control procedures for the fiscal year ended December 31, 2023, as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

As of December 31, 2023, we had $ 104,859 in our operating bank account, $ 27,516,260 in securities held in the trust account to be used for an initial business combination or to repurchase or redeem its ordinary shares in connection therewith and working capital deficit of $ 4,872,530. Further, we expect to incur significant costs in pursuit of our financing and acquisition plans. Management’s plans to address this need for capital are discussed in the section of this Annual Report on Form 10-K titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our plans to raise capital and to consummate an initial business combination may not be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm’s report that accompanies our financial statements for the period ended December 31, 2023, which are included elsewhere in this Form 10-K, contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern” and Note 1 to such financial statements contains further information regarding our ability to continue as a going concern. Such financial statements do not include any adjustments that might result from our inability to continue as a going concern.

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

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete an initial business combination within 36 months (as extended) from the July 20, 2021 closing of the IPO. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete an initial business combination with that particular target business, we may be unable to complete an initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into an initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to consummate an initial business combination within 36 months (as extended) after the July 20, 2021 closing of the IPO, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may only receive $10.31 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our Sponsor, officers and directors have agreed that we must complete an initial business combination within 36 months (as applicable) from the July 20, 2021 closing of the IPO, and we may not be able to find a suitable target business and consummate an initial business combination within such time period. In addition, if we anticipate that we may not be able to consummate an initial business combination within 36 months from the July 20, 2021 closing of the IPO, our Sponsor or its affiliates or designees may, but are not obligated to, seek an extension of the period of time to consummate a business combination subject to shareholder approval, as described in more detail in this Annual Report on Form 10-K. Our ability to complete an initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets, new rulemaking from the SEC (including the SEC’s proposed rules to enhance disclosure and investor protection relating to special purpose acquisition companies, shell companies, and projections, dated March 30, 2022) and the other risks described herein, including as a result of terrorist attaches, natural disasters, or a significant outbreak of infectious diseases. For example, the conflict between Ukraine and Russia continues to grow and, while the extent of the impact of the conflict on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the COVID-19 pandemic and other events (such as terrorist attacks, natural disasters, or a significant outbreak of other infectious diseases) may negatively impact businesses we may seek to acquire.

If we have not completed an initial business combination within 36 months (as extended) from the July 20, 2021 closing of the IPO, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses) divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, our public shareholders may only receive $10.31 per share, and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.31 per share on the redemption of their shares. See “- If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.31 per share.” and other risk factors herein.

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

If the funds not being held in the trust account are insufficient to allow us to operate for at least the 36 months (as extended) following the July 20, 2021 closing of the IPO, we may be unable to complete an initial business combination.

The funds available to us outside of the trust account may not be sufficient to allow us to operate for at least the 36 months (as extended) following the July 20, 2021 closing of the IPO, assuming that an initial business combination is not completed during that time. We expect to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital through the IPO and potential loans from certain of our affiliates are discussed in the section of this Form 10-K titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” However, our affiliates are not obligated to make loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time.

We cannot assure our shareholders that he funds available to us outside of the trust account, will be sufficient to allow us to operate for at least the 36 months (as extended) following the July 20, 2021 closing of the IPO. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no- shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete an initial business combination, our public shareholders may receive only approximately $10.31 per share (or less in certain circumstances) on the liquidation of our trust account and our warrants will expire worthless. In such case, our public shareholders may only receive $10.31 per share, and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.31 per share on the redemption of their shares. See “- If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.31 per share” and other risk factors herein.

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

The Founder Shares are identical to the ordinary shares included in the units sold in the IPO except that (i) only the holders of the Founder Shares have the right to vote on the appointment and removal of directors prior to an initial business combination, (ii) the Founder Shares are subject to certain transfer restrictions, (iii) our Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed (A) to waive their redemption rights with respect their Founder Shares held by them, and any public shares they may acquire during or after the IPO in connection with the completion of an initial business combination and (B) to waive their rights to liquidating distributions from the trust account with respect to their Founder Shares if we fail to complete an initial business combination within 36 months (as extended) from the July 20, 2021 closing of the IPO (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete an initial business combination within the prescribed time frame) and (iv) the Founder Shares will automatically convert into our Class A ordinary shares at the time of consummation of an initial business combination, on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights, as described herein and in our amended and restated memorandum and articles of association, as they may be further amended or restated from time to time (as used in this Item 1A-Risk Factors, “Articles of Association”).

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

Of the net proceeds from the IPO, as of January 31, 2024, approximately $25,294,016 is available to complete our business combination and pay related fees and expenses (which includes up to approximately $9,000,000 for the payment of deferred underwriting commissions).

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

Our Articles of Association will not provide a specified maximum redemption threshold. As a result, we may be able to complete an initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of an initial business combination and do not conduct redemptions in connection with an initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, directors, officers, or their respective affiliates. In the event the aggregate cash consideration we would be required to pay for all ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

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

As described in further detail above in Item 1-Business, on January 20, 2023, StoneBridge held an extraordinary general meeting of shareholders, pursuant to which, the Company’s shareholders approved, by special resolution, the proposal to amend the Company’s amended and restated memorandum and articles of association to give the Company the right to extend the date by which it has to consummate a business combination from January 20, 2023 up to 6 times for an additional one (1) month each time up to July 20, 2023 (i.e., for a period of time ending up to 24 months after the consummation of its initial public offering).

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

Risks Relating to Our Securities

If we are unable to consummate an initial business combination within 36 months (as extended) of the July 20, 2021 closing of the IPO, our public shareholders may be forced to wait beyond such time period before redemption from our trust account.

If we are unable to consummate an initial business combination within 36 months (as extended) from the July 20, 2021 closing of the IPO, we will distribute the aggregate amount then on deposit in the trust account (less up to $100,000 of the net interest earned thereon to pay dissolution expenses), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. Any redemption of public shareholders from the trust account shall be effected automatically by function of our Articles of Association prior to any voluntary winding up. If we are required to windup, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act (As Revised) of the Cayman Islands (the “Companies Act”). In that case, investors may be forced to wait beyond the initial 36 months (as extended) before the redemption proceeds of our trust account become available to them and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we consummate an initial business combination prior thereto and only then in cases where investors have sought to redeem their ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we are unable to complete an initial business combination.

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

The proceeds held in the trust account must be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we do not to complete an initial business combination or make certain amendments to our Articles of Association, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete an initial business combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.31 per share. On December 31, 2023, the balance of the trust account was $ 27,516,260.

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

Of the net proceeds of the IPO, only approximately $1,600,000 were available to us initially outside the trust account to fund our working capital requirements and on January 31, 2024 only $66,287 remained available to us outside of the trust account to fund our working capital requirements. Because our IPO expenses totaled $557,812, an excess of our estimate of $400,000, we funded such excess with funds which are held outside the trust account. In such case, the amount of funds held outside the trust account decreased by a corresponding amount. If we are required to seek additional capital, we would need to borrow funds from our Sponsor, management team or other third parties to operate or may be forced to liquidate. None of our Sponsor, members of our management team, nor any of their respective affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of an initial business combination. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant, at the option of the lender. Such warrants would be identical to the Private Placement Warrants. Prior to the completion of an initial business combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor or officers or directors, because we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to obtain these loans, we may be unable to complete an initial business combination.

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

Our Articles of Association authorizes the issuance of up to 200,000,000 Class A ordinary shares, par value $0.0001 per share, 20,000,000 Class B ordinary shares, par value $0.0001 per share and 1,000,000 undesignated preference shares, par value $0.0001 per share. As of March 31, 2024, there were 197,784,844 and 15,000,000 authorized but unissued Class A and Class B ordinary shares available, respectively, for issuance, which amount does not take into account shares reserved for issuance upon exercise of issued and outstanding warrants (including the Private Placement Warrants) and upon conversion of the Class B ordinary shares. Class B ordinary shares are convertible into Class A ordinary shares, initially at a one-for-one ratio but subject to adjustment as set forth herein and in our Articles of Association. As of March 31, 2024, there were no preference shares issued and outstanding.

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

Our public shareholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of an initial business combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our Articles of Association (A) to modify the substance or timing of our obligation to allow redemption in connection with an initial business combination or to redeem 100% of our public shares if we do not complete an initial business combination within 36 months (as extended) from the July 20, 2021 closing of the IPO or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity and (iii) the redemption of all of our public shares if we are unable to complete an initial business combination within 36 months (as extended) from the July 20, 2021 closing of the IPO, subject to applicable law and as further described herein. Holders of warrants will not have any right to proceeds held in the trust account with respect to the warrants. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Accordingly, to liquidate their investment, our shareholders may be forced to sell their public shares or warrants, potentially at a loss.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2023. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete an initial business combination may not be in compliance with the provisions of the Sarbanes- Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

We have been advised by Conyers Dill & Pearman, our Cayman Islands legal counsel, that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

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

Until we consummate an initial business combination, we continue to engage in the business of identifying and combining with one or more businesses. Our Sponsor and officers and directors are, or may in the future become, affiliated with entities such as operating companies or investment vehicles that are engaged in making and managing investments in a similar business, although our officers may not become an officer of any other special purpose acquisition companies with a class of securities registered under the Exchange Act until we have entered into a definitive agreement regarding an initial business combination or we have failed to complete an initial business combination within 36 months (as extended) after the July 20, 2021 closing of the IPO.

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

In light of the involvement of our Sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, officers, and directors. Our officers and directors also serve as officers and board members for other entities, including, without limitation, those described under “Directors, Executive Officers and Governance - Conflicts of Interest.” Such entities may compete with us for business combination opportunities. Our Sponsor, officers, and directors are not currently aware of any specific opportunities for us to complete an initial business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a business combination with any such entity or entities. Although we are not be specifically focusing on, or targeting, any transaction with any affiliated entities, we may pursue such a transaction if we determine that such affiliated entity meets our criteria for a business combination as set forth in the section in this Form 10-K entitled “Effecting A Business Combination - Selection of a Target Business and Structuring of A Business Combination” and such transaction is approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm, regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our officers, directors or existing security holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

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

We identified material weaknesses in our internal control over financial reporting, related to accounting and valuation for complex financial instruments as a result of the change in classification of all our redeemable Class A ordinary shares as temporary equity, recording of fair value in excess of sale of private warrants, and the recognition of an over-allotment liability as a derivative at the time of our IPO. In addition, we identified a material weakness in internal controls over financial reporting related to incomplete accounting for accruals. These material weaknesses could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

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

As described elsewhere in this Annual Report on Form 10-K, we identified material weaknesses in our internal control over financial reporting related to the accounting and valuation for complex financial instruments as a result of the change in classification of all of our redeemable Class A ordinary shares as temporary equity, recording of fair value in excess of sale of private warrants, and the recognition of an over-allotment liability as a derivative. In addition, we have identified a material weakness in internal controls over financial reporting related to incomplete accounting for accruals. As a result of these material weaknesses, our management concluded that our internal control over financial reporting was not effective as of December 31, 2023.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

We are a SPAC with no business operations. Since our initial public offering, our sole business activity has been identifying and evaluating suitable target businesses. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted any cyber security risk management program or formal processes for assessing cybersecurity risk. Our board of directors is generally responsible for the oversight of risks from cybersecurity threats, if there is any. We have not encountered any cybersecurity incidents since our initial public offering.

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

Holders of Record

As of March 31, 2024, there was one holder of record of our units, two holders of record of our separately traded public Class A ordinary shares, one holder of record of our Class B ordinary shares, and five holders of record of our separately traded public warrants. The number of record holders does not include beneficial owners of our securities whose securities are held in the names of various security brokers, dealers, and registered clearing agencies held through Cede & Co.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through December 31, 2023 were organizational activities and those necessary to prepare for the IPO, described below, and since the IPO, the search for a prospective initial business combination. We do not expect to generate any operating revenues until after the completion of an initial business combination, at the earliest. We expect to generate non-operating income in the form of interest income from the proceeds of the IPO placed in the trust account. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the year ended December 31, 2023, we had a net loss of $63,563 majorly consisting of operating expenses of $2,074,824 offset against interest income from trust account of $2,006,969, and interest income from checking account $4,292.

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

For the year ended December 31, 2023 cash used in operating activities was $688,484 Net Cash provided by investing activities was $180,417,795 and net cash used in financing activities was $179,717,796.

For the year ended December 31, 2022 cash used in operating activities was $577,178. Net Cash used in investing activities was $1,000,000 and net cash provided by financing activities was $1,000,000.

As of December 31, 2023, we had marketable securities held in the trust account of $27,516,260. We intend to use substantially all of the funds held in the trust account, including any amounts representing dividend earned on the trust account to complete our business combination. To the extent that our capital share or debt is used, in whole or in part, as consideration to complete a business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2023, the Company had $104,859 in its operating bank accounts, $27,516,260 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Ordinary Shares in connection therewith and working capital deficit of $4,872,530. As of December 31, 2023, $2,006,969 of the amount on deposit in the Trust Account represented dividend income. Management expects to incur significant costs in pursuit of its acquisition plans. The Company believes it will need to raise additional funds in order to meet the expenditures required for operating its business and to consummate a business combination. If the Company is unable to complete the Business Combination due to insufficient funds, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that that if the Company is unable to raise additional funds to alleviate liquidity needs, obtain approval for an extension of the deadline or complete a Business Combination by July 20, 2024, then the Company will cease all operations except for the purpose of liquidating. The Company has until July 20, 2024, 36 months (initial period) from the closing of the IPO, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by the specified period. If a Business Combination is not consummated by July 20, 2024 (extended period), there will be a mandatory liquidation and subsequent dissolution. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that these financial statements are issued. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2023. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

Critical accounting estimates are estimates where (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company believes these to be estimates used as inputs in the valuation of the derivative warrant liability. These estimates are the probability of a successful business combination by July 20, 2024, and the implied volatility of the Public and Private Warrants.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter with changes in fair value recognized in the statements of operations in the period of change. Management has concluded that the Public Warrants and Private Placement Warrants issued pursuant to the warrant agreement qualify for liability accounting treatment.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023 and concluded it to be not effective, due to a material weaknesses in our internal control over financial reporting over the accounting for complex financial instruments, which resulted in the restatement of Stonebridge’s prior financial statements included in its 2021 Annual Report on Form 10-K and not mitigated as of December 31, 2023.

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

Our management utilized the criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to conduct an assessment of the effectiveness of our internal control over financial reporting for the period covered by this report. Based on our assessment, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was not effective as of December 31, 2023, as detailed above.

Management has begun implementing certain remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers as of March 31, 2024.

Directors and Officers

Name	Age	Titles
Bhargava Marepally	52	Chief Executive Officer and Director
Prabhu Antony	45	President, Chief Financial Officer, and Director
Sylvia Barnes	67	Director
Shamla Naidoo	59	Director
Richard Saldanha	80	Director
Jeff Najarian	65	Director
Naresh Kothari	53	Director

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

Board Meetings; Committee Meetings; and Annual Meeting Attendance

In 2023, the board of directors held three board meetings, three audit committee meetings, zero compensation committee meetings, zero nominating and corporate governance committee meetings, and the board acted by unanimous written consent on various matters on four occasions.

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

Members of our management team may directly or indirectly own our ordinary shares and/or Private Placement Warrants, and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate an initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to an initial business combination. See “Risk Factors - Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Below is a table listing various entities to which our officers and directors currently have fiduciary duties or contractual obligations:

Individual(1)	Entity	Entity’s Business	Affiliation/Title
Bhargava Marepally	GSS Infotech Limited	IT services	CEO and Founder
Prabhu Antony	Sett & Lucas Inc	Investments	Co-Founder
	Linus Ventures Inc	Investment Banking	Fund Manager
Sylvia Barnes	Tanda Resources LLC	Energy	Owner, Co-Founder and Chief Executive Officer
Shamla Naidoo	International Business Machines Corporation	Technology and Consulting	Global Chief Information Security Officer
	QBE Americas Inc.	Insurance	Director
Richard Saldanha	Entertainment Network (India) Limited	Media and Entertainment	Director
	Gokaldas Exports Limited	Apparel Exports	Director
	Nuziveedu Seeds Limited	Agribusiness	Director
	Bennett Coleman & Company Limited	Media and Publishing	Director
	Pridhvi Asset Reconstruction and Securitisation Company Limited	Finance	Director
	Times Internet Limited	Digital Commerce and Venture Capital	Director
	Apollo Health and Lifestyle Limited	Healthcare	Additional Director
Naresh Kothari	Alpha Alternatives Limited	Fund Management	Director
	Alpha Alternatives Holdings Private Limited	Fund Management	Director
	Provincial Finance and Leasing Co Private Limited	Financial Services and Leasing	Director
	AGC Networks Limited	IT Enabled Services	Director
	B L Kashyap and Sons Limited	Construction	Director
	Soul Space Projects Limited	Construction	Director
	Alpha Alternatives Fund Advisors LLP	Fund Management	Partner
	Alpha Alternatives Finserve Solutions LLP	Fund Management	Partner
	Third Edge Advisors LLP	Fund Management	Partner
	Alternatives Partners Services LLP	Fund Management	Partner
	Third Wind Advisors LLP	Fund Management	Partner
	Geometric Properties LLP	Fund Management	Partner
Jeff Najarian	J-Naj LLC	Consulting	President

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors, officers and shareholders who beneficially own more than 10% of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act, collectively referred to herein as the “Reporting Persons,” to file initial statements of beneficial ownership of securities and statements of changes in beneficial ownership of securities with respect to the Company’s equity securities with the SEC. All Reporting Persons are required by SEC regulation to furnish us with copies of all reports that such Reporting Persons file with the SEC pursuant to Section 16(a). To our knowledge, based solely on our review of the copies of such reports, all of the Company’s officers, directors and 10% holders have timely made the required filings for the year ended December 31, 2023.

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

The Company entered into an agreement whereby, commencing on July 20, 2021, the Company is obligated to pay the Sponsor $10,000 per month for office space, administrative and support services. For the year ended December 31, 2023, the Company incurred $ 120,000 in fees for these services. At December 31, 2022 a total of $170,000 of administrative support services were included in the “Due to affiliates” balance in the accompanying balance sheet.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of February 29, 2024 (or such other date as specified below) the number of our ordinary shares beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of a class of our issued and outstanding ordinary shares; (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. As of February 29, 2024, we had 7,215,156 ordinary shares issued and outstanding, consisting of 2,215,156 Class A ordinary shares and 5,000,000 Class B ordinary shares issued and outstanding.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record of beneficial ownership of any ordinary shares issuable upon exercise of the warrants, as the warrants are not exercisable within 60 days of this Annual Report on Form 10-K.

	Class A Ordinary Shares		Class B Ordinary Shares		Approximate
	Number of Shares	Approximate	Number of Shares	Approximate	Percentage of Outstanding
	Beneficially	Percentage of	Beneficially	Percentage of	Ordinary
Name and Address of Beneficial Owner	Owned	Class	Owned(2)	Class	Shares
StoneBridge Acquisition Sponsor LLC(1)(2)	—	—	5,000,000	100.0%	69.3%
BP SPAC Sponsor LLC(2)	—	—	5,000,000	100.0%	69.3%
Bhargava Marepally(1)(2)	—	—	5,000,000	100.0%	69.3%
Prabhu Antony(1)(2)	—	—	5,000,000	100.0%	69.3%
Sylvia Barnes	—	—	—	—	—
Shamla Naidoo	—	—	—	—	—
Richard Saldanha	—	—	—	—	—
Jeff Najarian	—	—	—	—	—
Naresh Kothari	—	—	—	—	—
All directors and executive officers as a group (seven individuals)	—	—	5,000,000	100.0%	69.3%

Holders of 5% or more of our ordinary shares
Citadel Advisors LLC; Citadel Advisors Holdings LP; Citadel GP LLC; and Kenneth Griffin(3)	625,002		—	—	8.7%

(1)	The business address of such entity or person is One World Trade Center, Suite 8500, New York, NY 10007.

(2)	Interests shown consist solely of the Founder Shares, classified as Class B ordinary shares, which are held by StoneBridge Acquisition Sponsor LLC. Such shares will automatically convert into shares of Class A ordinary shares at the time of an initial business combination on a one-for-one basis, subject to adjustment as described in our Registration Statement. StoneBridge Acquisition Sponsor LLC is managed by its managing member, BP SPAC Sponsor LLC, which in turn is managed by Bhargava Marepally and Prabhu Antony. The address of BP SPAC Sponsor LLC is 1104 Linnea Lane, Southlake, Texas 76092. Any voting and dispositive decisions by BP SPAC Sponsor LLC are made by a vote of its managing members. Accordingly, Messrs. Marepally and Antony are deemed to share beneficial ownership. Notwithstanding the foregoing, Messrs. Marepally and Antony disclaim beneficial ownership of such shares, except to the extent of their pecuniary interest therein.

(3)

Based solely on the Schedule 13G/A filed by Citadel Advisors LLC; Citadel Advisors Holdings LP; Citadel GP LLC; and Kenneth Griffin on February 14, 2023. Citadel Advisors Holdings LP is the sole member of Citadel Advisors LLC. Citadel GP LLC is the general partner of Citadel Advisors Holdings LP. Mr. Griffin is the President and Chief Executive Officer of Citadel GP LLC, and owns a controlling interest in CGP. The principal business office address for each reporting person is 131 S. Dearborn Street, 32nd Floor, Chicago, IL 60603.

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

Due to Affiliates

As of December 31, 2023 and 2022, the Company owed the Sponsor $467,693 and $347,693 respectively towards deferred offering and other formation costs incurred as well as administration support services. This amount will be repaid as soon as practical from the operating account.

Related Party Loans

In order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a business combination, the Company may repay the Working Capital Loans out of the proceeds of the trust account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the trust account. In the event that a business combination does not close, the Company may use a portion of proceeds held outside the trust account to repay the Working Capital Loans, but no proceeds held in the trust account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2023 and 2022, the Company had no outstanding borrowings under the Working Capital Loans.

Note Payable – Related Party

The current principal amount of the Note is payable on the earlier of (a) the consummation of a Business Combination and (b) the date of the liquidation of the Company. If a Business Combination is not consummated, this Note will be repaid solely to the extent that the Company has funds available to it outside of the Trust Account and all other amounts will be forfeited, eliminated or otherwise forgiven. As of December 31, 2023 and 2022, the amount outstanding under the Note was $2,963,895 and $1,000,000 respectively, as reflected on the Company’s balance sheets included herein under the caption ‘Note payable-related party’.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

On March 20, 2024, the Company appointed BDO India LLP as its independent registered public accountant firm for the year ended December 31, 2023.

The following is a summary of fees paid or to be paid to BDO India LLP, or BDO, for services rendered for the period ended December 31, 2023.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by BDO in connection with regulatory filings. The aggregate fees of BDO for professional services rendered for the audit of our financial statements  and other required filings with the SEC for the year ended December 31, 2023 totaled approximately $60,000.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay BDO for consultations concerning financial accounting and reporting standards for the period ended December 31, 2023.

Tax Fees. We did not pay BDO for tax planning and tax advice for the period ended December 31, 2023.

All Other Fees. We did not pay BDO for other services for the period ended December 31, 2023.

The following is a summary of fees paid to our former principal accountant Marcum LLP   or Marcum for services rendered.

Audit Fees. The aggregate fees of Marcum LLP for professional services rendered for the audit of our financial statements  and other required filings with the SEC for the years ended December 31, 2023 and 2022 totaled approximately $184,225 and $81,350, respectively.

Audit-Related Fees. We did not pay Marcum LLP any audit-related fees for the years ended December 31, 2023 and 2022.

Tax Fees. We did not pay Marcum LLP for tax services, planning or advice for the years ended December 31, 2023 and 2022.

All Other Fees. We did not pay Marcum LLP  for any other services for the years ended December 31, 2023 and 2022.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following are filed with this report:

(1) The financial statements listed on the Financial Statements Table of Contents

(2) Not applicable

(b) Exhibits

The following exhibits are filed with this report. Exhibits which are incorporated herein by reference can be obtained from the SEC’s website at sec.gov.

Exhibit	Description	Form	File Number	Exhibit No.	Filing Date
2.1†	Business Combination Agreement dated as of January 5, 2023, by and among StoneBridge Acquisition Corporation, StoneBridge Acquisition Pte. Ltd., DigiAsia Bios Pte. Ltd. and Prashant Gokarn.	Form 8-K	001-40613	2.1	January 12, 2023
2.2	First Amendment to Business Combination Agreement dated as of June 22, 2023, by and among StoneBridge Acquisition Corporation, StoneBridge Acquisition Pte. Ltd., DigiAsia Bios Pte. Ltd. and Prashant Gokarn.	Form 8-K	001-40613	2.1	June 23, 2023
2.3	Second Amendment to Business Combination Agreement dated as of December 28, 2023, by and among StoneBridge Acquisition Corporation, StoneBridge Acquisition Pte. Ltd., DigiAsia Bios Pte. Ltd. and Prashant Gokarn.	Form 8-K	001-40613	2.1	January 02, 2024
2.4	Third Amendment to Business Combination Agreement, dated as of April 2, 2024, by and among StoneBridge Acquisition Corporation, StoneBridge Acquisition Pte. Ltd., DigiAsia Bios Pte. Ltd., and Prashant Gokarn.	Form 8-K	001-40613	2.1	April 8, 2024
3.1	Second Amended and Restated Memorandum and Articles of Association of PubCo upon completion of the Business Combination (as Annex B)	Form F-4/A	333-272915	3.1	August 23, 2023
3.2	Memorandum and Articles of Association of StoneBridge Acquisition Corporation, dated as of February 2, 2021.	Form S-1/A	333-253641	3.1	June 28, 2021
3.2	Amended and Restated Memorandum and Articles of Association of StoneBridge	Form S-1/A	333-253641	3.2	June 28, 2021
3.3	Amendment to the Amended and Restated Memorandum and Articles of Association of StoneBridge	Form 8-K/A	001-40613	3.1	January 27, 2023
3.4	Amendment to the Amended and Restated Memorandum and Articles of Association of StoneBridge	Form 8-K	001-40613	3.1	July 24, 2023
4.1	Warrant Agreement dated July 15, 2021 between StoneBridge and Continental Stock Transfer & Trust Company.	Form 8-K	001-40613	4.1	July 20, 2021
4.2	Specimen Ordinary Class A Share Certificate of StoneBridge	Form S-1/A	333-253641	4.2	March 23, 2021
4.3	Specimen Warrant Certificate of StoneBridge	Form S-1/A	333-253641	4.3	March 23, 2021
4.4	Specimen Unit Certificate	Form S-1/A	333-253641	4.1	March 23, 2021
4.5	Specimen Class A ordinary share of PubCo	Form F-4/A	333-272915	4.5	October 20, 2023
5.1	Opinion of Conyers Dill & Pearman LLP as to validity of the Ordinary Shares.	Form F-4/A	333-272915	5.1	October 20, 2023
10.1	Letter Agreement dated July 15, 2021 between StoneBridge and Cantor Fitzgerald & Company.	Form 8-K	001-40613	10.1	July 20, 2021
10.2	Investment Management Trust Agreement dated July 15, 2021 between StoneBridge and Continental Stock Transfer & Trust Company.	Form 8-K	001-40613	10.2	July 20, 2021
10.3	Registration Rights Agreement dated July 15, 2021 between StoneBridge and the Sponsor, Cantor Fitzgerald & Company and Odeon Capital Group, LLC.	Form 8-K	001-40613	10.3	July 20, 2021
10.4	Private Placement Warrants Purchase Agreement dated July 15, 2021, between StoneBridge and the Sponsor.	Form 8-K	001-40613	10.4	July 20, 2021

Exhibit	Description	Form	File Number	Exhibit No.	Filing Date
10.5	Private Placement Warrants Purchase Agreement dated July 15, 2021, between StoneBridge and Cantor Fitzgerald & Company and Odeon Capital Group, LLC.	Form 8-K	001-40613	10.5	July 20, 2021
10.6	Administrative Services Agreement dated July 15, 2021, between StoneBridge and the Sponsor.	Form 8-K	001-40613	10.6	July 20, 2021
10.7	Promissory Note dated February 5, 2021, issued by StoneBridge in favor of the Sponsor.	Form S-1/A	333-253641	10.1	February 26, 2021
10.8	Securities Subscription Agreement, dated February 5, 2021, between StoneBridge and the Sponsor	Form S-1/A	333-253641	10.5	June 28, 2021
10.9	Form of Indemnity Agreement by and among StoneBridge and its directors and officers.	Form S-1/A	333-253641	10.8	June 28, 2021
10.10	Registration Rights Agreement dated as of January 5, 2023, among StoneBridge, DigiAsia and the DigiAsia shareholders party thereto.	Form 8-K	001-40613	10.3	January 11, 2023
10.11	Sponsor Support Agreement dated as of January 5, 2023, between the Sponsor and DigiAsia.	Form 8-K	001-40613	10.1	January 11, 2023
10.12	Form of Lock-Up Letter Agreement dated January 5, 2023, between StoneBridge and the shareholders of DigiAsia party thereto.	Form 8-K	001-40613	10.4	January 11, 2023
10.13	PubCo 2023 Omnibus Incentive Plan (as Annex C)	Form F-4/A	333-272915	10.13	August 23, 2023
10.14	Form of Earnout Escrow Agreement, among StoneBridge, the Management Representative, the Sponsor and Continental Stock Transfer & Trust Company.	Form F-4/A	333-272915	10.14	November 20, 2023
10.15	Form of Director Nomination Agreement between StoneBridge, the Sponsor and Alexander Rusli.	Form 8-K	001-40613	10.5	January 11, 2023
10.16	Form of PubCo Indemnification Agreement.	Form F-4/A	333-272915	10.16	November 20, 2023
10.17	Amended and Restated Convertible Loan Agreement between DigiAsia Bios Pte. Ltd. and PT DigiAsia Bios, dated March 2, 2020.	Form F-4	333-272915	10.17	June 26, 2023
10.18	Convertible Loan Agreement between DigiAsia Bios Pte. Ltd. and PT DigiAsia Bios, dated March 2, 2020.	Form F-4	333-272915	10.18	June 26, 2023
10.19	Technology Cooperation Agreement, dated June 2, 2020	Form F-4/A	333-272915	10.19	September 28, 2023
10.20	First Addendum to Technology Cooperation Agreement	Form F-4/A	333-272915	10.20	September 28, 2023
10.21	Second Addendum to Technology Cooperation Agreement	Form F-4/A	333-272915	10.21	September 28, 2023
10.22	Novation Agreement, dated January 1, 2022, relating to the Technology Cooperation Agreement dated June 2, 2020	Form F-4/A	333-272915	10.22	September 28, 2023
10.23	Underwriting Agreement, dated July 15, 2021, by and between StoneBridge Acquisition Corporation and Cantor Fitzgerald & Company.	Form 8-K	001-40613	1.1	July 20, 2021
14	Form of Code of Ethics	Form S-1/A	333-253641	14	March 23, 2021
97.1	StoneBridge Acquisition Corporation – Form of Clawback Policy
31.1	Certification of Principal Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†	Certain exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). StoneBridge agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STONEBRIDGE ACQUISITION CORPORATION

Dated: April 16, 2024	By:	/s/ Bhargava Marepally
	Name:	Bhargava Marepally
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bhargava Marepally	Chief Executive Officer and Director	April 16, 2024
Bhargava Marepally	(Principal executive officer)

/s/ Prabhu Antony	President, Chief Financial Officer, and Director	April 16, 2024
Prabhu Antony	(Principal accounting and financial officer)

/s/ Sylvia Barnes	Director	April 16, 2024
Sylvia Barnes

/s/ Shamla Naidoo	Director	April 16, 2024
Shamla Naidoo

/s/ Richard Saldanha	Director	April 16, 2024
Richard Saldanha

/s/ Jeff Najarian	Director	April 16, 2024
Jeff Najarian

/s/ Naresh Kothari	Director	April 16, 2024
Naresh Kothari

StoneBridge Acquisition Corporation

INDEX TO FINANCIAL STATEMENTS.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

StoneBridge Acquisition Corporation

NewYork, USA

Opinion on the Financial Statements

We have audited the accompanying balance sheet of StoneBridge Acquisition Corporation (the “Company”) as of December 31, 2023, the related statements of operations, changes in stockholders’ deficit and class A Ordinary Shares Subject to Possible Redemption and cash flows for the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company’s business plan is dependent on the completion of a business combination and the Company has a significant working capital deficiency, has an accumulated deficit of $ 14,413,030 as on December 31, 2023 and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ BDO India LLP

We have served as the Company's auditor since 2024

Mumbai, India

April 16, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

StoneBridge Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of StoneBridge Acquisition Corporation (the “Company”) as of December 31, 2022, the related statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company’s business plan is dependent on the completion of a business combination and the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor from 2021 to 2024.

New York, NY
March 28, 2023

STONEBRIDGE ACQUISITION CORPORATION

BALANCE SHEETS

	December 31,	December 31,
	2023	2022
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$104,859	$93,344
Prepaid expenses and other assets	—	175,023
Total current assets	104,859	268,367
Investments held in Trust Account	27,516,260	205,927,087
TOTAL ASSETS	$27,621,119	$206,195,454

LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$1,545,801	$458,776
Due to affiliate	467,693	347,693
Note payable – related party	2,963,895	1,000,000
Total current liabilities	4,977,389	1,806,469
Derivative warrant liabilities	540,000	540,000
Deferred underwriting fee payable	9,000,000	9,000,000
Total liabilities	14,517,389	11,346,469

COMMITMENTS AND CONTINGENCIES (Note 6)
REDEEMABLE ORDINARY SHARES
Class A ordinary shares subject to possible redemption, $0.0001 par value, 2,425,969 shares at redemption value of $11.34 at December 31, 2023 and 20,000,000 shares at redemption value of $10.30 per share at December 31, 2022, respectively	27,516,260	205,927,087
SHAREHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A Ordinary shares; $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding (excluding 20,000,000 shares subject to possible redemption)	—	—
Class B Ordinary shares; $0.0001 par value; 20,000,000 shares authorized; 5,000,000 shares issued and outstanding	500	500
Accumulated deficit	(14,413,030)	(11,078,602)

Total Shareholders’ Deficit	(14,412,530)	(11,078,102)

TOTAL LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT	$27,621,119	$206,195,454

The accompanying notes are an integral part of these financial statements

STONEBRIDGE ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

	December 31, 2023	December 31, 2022
OPERATING EXPENSES
General and administrative	$2,074,824	$1,368,675
Loss from operations	2,074,824	1,368,675

OTHER INCOME
Change in fair value of warrant liability	—	8,452,000
Interest income from Trust account	2,006,969	2,920,785
Interest income from checking account	4,292	2,135
Total other income	2,011,261	11,374,920

NET (LOSS) INCOME	$(63,563)	$10,006,245

Weighted average shares outstanding of redeemable Class A ordinary share	3,674,440	20,000,000
Basic and diluted net income per share, redeemable Class A ordinary share	$0.31	$0.43

Weighted average shares outstanding of Class B ordinary share	5,000,000	5,000,000
Basic and diluted net (loss) income per share, Class B ordinary share	$(0.24)	$0.28

The accompanying notes are an integral part of these financial statements

STONEBRIDGE ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDER’S DEFICIT

AND CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

FOR THE YEAR ENDED DECEMBER 31, 2023

	Class A ordinary share subject to possible redemption		Class B ordinary share		Additional paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	capital	deficit	deficit
Balance, December 31, 2022	20,000,000	$205,927,087	5,000,000	$500	$—	$(11,078,602)	$(11,078,102)
Accretion of Class A ordinary shares to redemption value	—	3,270,864	—	—	—	(2,006,969)	(2,006,969)
Redemptions	(17,574,031)	(181,681,691)	—	—	—	—	—
Extension payment paid by Sponsor through a note	—	—	—	—	—	(1263,896)	(1263,896)
Net Loss	—	—	—	—	—	(63,563)	(63,563)
Balance, December 31, 2023	2,425,969	$27,516,260	5,000,000	$500	$—	$(14,413,030)	$(14,412,530)

FOR THE YEAR ENDED DECEMBER 31, 2022

	Class A ordinary share subject to possible redemption		Class B ordinary share		Additional paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	capital	deficit	deficit
Balance, December 31, 2021	20,000,000	$202,006,302	5,000,000	$500	$—	$(17,164,062)	$(17,163,562)
Accretion of Class A ordinary shares to redemption value	—	3,920,785	—	—	—	(3,920,785)	(3,920,785)
Net Income	—	—	—	—	—	10,006,245	10,006,245
Balance, December 31, 2022	20,000,000	$205,927,087	5,000,000	$500	$—	$(11,078,602)	$(11,078,102)

The accompanying notes are an integral part of these financial statements

STONEBRIDGE ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

	December 31, 2023	December 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	(63,563)	$10,006,245
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest income from Trust Account	(2,006,969)	(2,920,785)
Change in fair value of warrant liability	—	(8,452,000)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	175,023	324,281
Due to affiliates	120,000	120,000
Accounts payable	1,087,025	345,081
Net cash used in operating activities	(688,484)	(577,178)

CASH FLOWS FROM INVESTING ACTIVITIES
Withdrawal from Trust Account for redemption of Ordinary shares	181,681,691	—
Cash deposited to Trust Account	(1,263,896)	(1,000,000)
Net cash flows provided by (used in) investing activities	180,417,795	(1,000,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of Ordinary shares	(181,681,691)	—
Note payable-related party	1,963,895	1,000,000
Net cash flows (used in) provided by financing activities	(179,717,796)	1,000,000

NET CHANGE IN CASH	11,515	(577,178)

CASH AND CASH EQUIVALENT, BEGINNING OF YEAR	93,344	670,522

CASH AND CASH EQUIVALENT, END OF YEAR	$104,859	$93,344

The accompanying notes are an integral part of these financial statements

STONEBRIDGE ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

On June 26, 2023, in connection with the proposed transaction, the Company filed a Registration Statement on Form F-4 with the U.S. Securities and Exchange Commission, which included a proxy statement/prospectus and certain other related documents, which were distributed to shareholders of the Company’s common stock in connection with the Company’s extraordinary general meeting of shareholders with respect to the proposed business combination transaction and other matters as described in the definitive proxy statement, as well as a prospectus relating to the offer and sale of the securities of DigiAsia to be issued in the proposed business combination transaction. The definitive proxy statement/prospectus were sent to all of the Company’s shareholders as of a record date to be established for voting on the transaction. Concurrently with the execution and delivery of the Business Combination Agreement, the Sponsor, DigiAsia and additional holders of founder shares entered into the Sponsor Support Agreement, pursuant to which, among other things, the Sponsor agreed to (a) support and vote their founder shares in favor of the Business Combination Agreement and the other transaction agreements to which the Company is or will be a party and the Business Combination; (b) subject their founder shares to certain transfer restrictions; and (c) after the Effective Time, for as long as the Sponsor (or a permitted transferee of Sponsor) holds Warrants, any exercise by Sponsor (or a Permitted Transferee of the Sponsor) of such Warrants will only be done on a cash (and not a cashless) basis. Concurrently with the execution and delivery of the Business Combination Agreement, DigiAsia, the Sponsor and the other parties thereto entered into the Registration Rights Agreement, pursuant to which DigiAsia agreed, among other things, and filed a registration statement to register the resale of certain securities of DigiAsia held by the Holders and to provide the parties thereto customary demand, shelf and piggy-back rights on secondary offerings, subject to customary cut-back provisions and coordinated offerings.

As of December 31, 2023, the Company had not commenced any operations. All activity through December 31, 2023, relates to the Company’s formation and initial public offering (the “Initial Public Offering”), which is described below, and, since the offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income earned on investments from the proceeds derived from the Initial Public Offering. The registration statement for the Company’s Initial Public Offering was declared effective on July 15, 2021. On July 20, 2021, the Company consummated the Initial Public Offering of 20,000,000 units (the “Units”) with respect to the Class A ordinary shares (the “Class A Ordinary Shares”) included in the Units being offered (the “Public Shares”) at $10.00 per Unit generating gross proceeds of $200,000,000, which is discussed in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 8,000,000 warrants (“Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to the Company’s sponsor, StoneBridge Acquisition Sponsor LLC and underwriters generating gross proceeds of $8,000,000, which is described in Note 4.

Offering costs for the Initial Public Offering amounted to $13,577,812, consisting of $4,000,000 of underwriting fees, $9,000,000 of deferred underwriting fees payable (which are held in the Trust Account (defined below)) and $577,812 of other costs. The Company immediately expensed $757,003 of offering costs in connection with the Warrants that were classified as liabilities. As described in Note 6, the $9,000,000 of deferred underwriting fee payable is contingent upon the consummation of a Business Combination by October 20, 2022, subject to the terms of the underwriting agreement. On December 31, 2022, the Company extended the time for a Business Combination for a further period of three months i.e., from October 20, 2022 to January 20, 2023. At the Extraordinary General Meeting held on January 20, 2023, the Company’s shareholders approved the proposal to amend the Company’s Amended and Restated Memorandum and Articles of Association (the “Extension Amendment”) to give the Company the right to extend the date by which it has to consummate a business combination from January 20, 2023 up to 6 times for an additional one (1) month each time up to July 20, 2023 (i.e., for a period of time ending up to 24 months after the consummation of its initial public offering). The Company held another Extraordinary General Meeting on July 19, 2023 at which the Company’s shareholders approved the proposal to further amend the Company’s Amended and Restated Memorandum and Articles of Association (the “Second Extension Amendment”) to give the Company the right to extend the date by which it has to consummate a business combination from July 20, 2023 up to 6 times for an additional one (1) month each time up to January 20, 2024 (i.e., for a period of time ending up to 30 months after the consummation of its initial public offering). The Company held another Extraordinary General Meeting on January 17, 2024 at which the Company’s shareholders approved the proposal to further amend the Company’s Amended and Restated Memorandum and Articles of Association (the “Third Extension Amendment”) to give the Company the right to extend the date by which it has to consummate a business combination from January 20, 2024 up to 6 times for an additional one (1) month each time up to July 20, 2024 (i.e., for a period of time ending up to 36 months after the consummation of its initial public offering).

On June 22, 2023, parties to the Business Combination Agreement entered into Amendment No. 1 to the Business Combination Agreement (the “Amendment”) pursuant to which the parties agreed to extend the Termination Date (as defined in the Business Combination Agreement) from June 30, 2023 to December 29, 2023.

On December 28, 2023, parties to the Business Combination Agreement entered into Amendment No. 2 to the Business Combination Agreement (the “Amendment”) pursuant to which the parties agreed to extend the Termination Date (as defined in the Business Combination Agreement) from December 29, 2023, to January 20, 2024; provided, that, if StoneBridge extends the deadline for completing a business combination, the Termination Date will be extended until April 30, 2024.

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

Subsequent to the consummation of the Initial Public Offering, the Company adopted an insider trading policy which will require insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with the Company’s legal counsel prior to execution. In addition, the initial shareholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

At the Extraordinary General Meeting held on January 17, 2024, the Company’s shareholders approved the proposal to amend the Company’s Amended and Restated Memorandum and Articles of Association (the “Third Extension Amendment”) to give the Company the right to extend the date by which it has to consummate a business combination from January 20, 2024 up to 6 times for an additional one (1) month each time up to July 20, 2024 (i.e., for a period of time ending up to 36 months after the consummation of its initial public offering). If the Company is unable to complete a Business Combination by July 20, 2024, which is 36 months from the closing of the Initial Public Offering the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay the Company’s franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

In the event that the Sponsor or its affiliates or designees elect to extend the time to complete a business combination and deposit the applicable amount of money into the trust account, the Sponsor or its affiliates or designees would receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that the Company is unable to close a business combination unless there are funds available outside the trust account to do so. Neither the Sponsor nor its affiliates or designees are obligated to fund the trust account to extend the time for the Company to complete an initial business combination. To the extent that some, but not all, of the parties decide to extend the period of time to consummate an initial business combination, such parties may deposit the entire amount required. The Company has extended the Business Combination date from March 20, 2024 to April 20, 2024. On March 18, 2024, the Sponsor made a monthly payment of $55,379 which was deposited in the trust account.

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

At the Company’s Shareholder’s Special meeting held on January 20, 2023, the stockholders of 16,988,575 shares of Class A ordinary shares of the Company exercised their right to redeem their shares for cash at an approximate price of $10.32 per share, for an aggregate payment of approximately $175,285,891, which was withdrawn from the company’s trust account to redeem such shares.

At the Company’s extraordinary general meeting of shareholders held on July 19, 2023, the shareholders of 585,456 shares of Class A ordinary shares of the Company exercised their right to redeem their shares for cash at an approximate price of $10.92 per share, for an aggregate payment of approximately $6,395,800, which was withdrawn from the company’s trust account to redeem such shares.

At the Company’s extraordinary general meeting of shareholders held on January 17, 2024, the shareholders of 210,813 shares of Class A ordinary shares of the Company exercised their right to redeem their shares for cash at an approximate price of $11.36 per share, for an aggregate payment of approximately $2,395,233, which was withdrawn from the company’s trust account to redeem such shares.

Liquidity and Going Concern

As of December 31, 2023, the Company had $104,859 in its operating bank account, $27,516,260 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Ordinary Shares in connection therewith and working capital deficit of $4,872,530. As of December 31, 2023 and 2022, approximately $2,006,969 and $2,920,785 of the amount on deposit in the Trust Account represented interest income , which is available to pay the Company’s tax obligations. Management expects to incur significant costs in pursuit of its acquisition plans. The Company believes it will need to raise additional funds in order to meet the expenditures required for operating its business and to consummate a business combination. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs, obtain approval for an extension of the deadline or complete a Business Combination by October 20, 2022, then the Company will cease all operations except for the purpose of liquidating. At the extraordinary general meeting of shareholders held on January 17, 2024, the shareholders of the Company approved the Third Amendment Extension which permits the Company to further extend the time to consummate a business combination from January 20, 2024 up to 6 times for an additional one (1) month each time up to July 20, 2024 (i.e., for a period of time ending up to 36 months after the consummation of its initial public offering). It is uncertain that the Company will be able to consummate a Business Combination by the specified period. If a Business Combination is not consummated by July 20, 2024, (extended period), there will be a mandatory liquidation and subsequent dissolution. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that these financial statements are issued. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation and Liquidity

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Specifically, these estimates include the probability of a successful business combination by July 20, 2024, and the implied volatility of the Public and Private Warrants.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2023 and 2022.

Investments Held in Trust Account

At December 31, 2023 and 2022, substantially all of the assets held in the Trust Account were held in mutual funds invested in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Offering Costs associated with the Initial Public Offering

Offering costs, including additional underwriting fees associated with the underwriters’ exercise of the over-allotment option, consist principally of legal, accounting, underwriting fees and other costs directly related to the Initial Public Offering.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. At December 31, 2023 and 2022, the Company has not experienced losses on these accounts.

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

Accounting for Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.   Management has concluded that the Public Warrants and Private Placement Warrants issued pursuant to the warrant agreement qualify for liability accounting treatment.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2023 and 2022. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company is not currently aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to tax examinations by major taxing authorities since inception. There is currently no taxation imposed by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A Ordinary shares subject to possible redemption in accordance with the guidance in “ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A Ordinary shares (including Class A Ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A Ordinary shares is classified as shareholders’ equity. The Company’s Class A Ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2023 and December 31, 2022, 2,425,969 and 20,000,000 Class A Ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of the redeemable ordinary shares are affected by charges against additional paid-in capital and accumulated deficit.

At December 31, 2023 and 2022 the Class A ordinary shares reflected in the balance sheet is reconciled in the following table:

Gross proceeds July 20, 2021	$200,000,000
Less:
Initial fair value of the over-allotment liability	(190,208)
Fair value of Public Warrants at issuance	(10,800,000)
Class A shares issuance costs	(12,820,810)
Plus:
Remeasurement of carrying value to redemption value	25,817,320
Class A ordinary shares subject to possible redemption at December 31, 2021	202,006,302
Plus:
Remeasurement of carrying value to redemption value	2,920,785
Extension payment paid by Sponsor through a note	1,000,000
Class A ordinary shares subject to possible redemption at December 31, 2022	205,927,087
Less:
Redemption of Class A ordinary shares	(181,681,690)
Plus:
Remeasurement of carrying value to redemption value	2,006,969
Extension payment paid by Sponsor through a note	1,263,895
Class A ordinary shares subject to possible redemption at December 31, 2023	$27,516,260

Net (loss) income per Ordinary Share

Net (loss) income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income of the Company. Remeasurement associated with the redeemable Class A ordinary shares is excluded from net (loss) income per ordinary share as the redemption value approximates fair value.

The calculation of diluted (loss) income per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the concurrent private placement to purchase an aggregate of 18,000,000 shares of Class A ordinary shares since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 18,000,000 Class A ordinary shares in the aggregate. As of December 31, 2023 and 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net (loss) income per ordinary share is the same as basic net (loss) income per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net (loss) income per ordinary share (in dollars, except per share amounts):

	For the year ended
	December 31, 2023		December 31, 2022
	Class A Redeemable	Class B	Class A Redeemable	Class B
	Ordinary Shares	Ordinary Shares	Ordinary Shares	Ordinary Shares
Basic and diluted net (loss) income per share:
Numerator:
Allocation of net (loss) income	$1,129,903	$(1,193,467)	$8,589,153	$1,417,092
Denominator:
Weighted average shares outstanding	3,674,440	5,000,000	20,000,000	5,000,000

Basic and diluted net (loss) income per share	$0.31	$(0.24)	$0.43	$0.28

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

Note 4 — Private Placement Warrants

Concurrently with the closing of the Initial Public Offering, the Sponsor and underwriter purchased an aggregate of 8,000,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant for an aggregate purchase price of $8,000,000. Each whole Private Placement Warrant is exercisable for one whole share of Class A Ordinary shares at a price of $11.50 per share, subject to adjustment (see Note 8). The proceeds from the Private Placement Warrants at the Initial Public Offering are held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The fair value of the Private Placement Warrants at issuance was $9,000,000 and qualify for liability accounting treatment.

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

Due to Affiliates

As of December 31, 2023 and 2022, the Company owed the Sponsor $467,693 and $347,693, respectively towards deferred offering and other formation costs incurred as well as administration support services. This amount will be repaid as soon as practical from the operating account.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2023 and 2022, the Company had no outstanding borrowings under the Working Capital Loans.

Note Payable – Related Party

On October 12, 2022, the Company accepted from the sponsor a non-interest bearing unsecured debt of $1,000,000 for an extension payment. Further, in 2023, the Sponsor (or one or more of its affiliates or third-party designees) (the “Sponsor”) made monthly payments of $150,000 from January-June and $60,649 each month from July to December towards extension payment. As of December 31, 2023, the amount outstanding under the Note is $2,963,895 and the amount outstanding as of December 31, 2022 was $1,000,000. The December 31, 2023 balance includes an amount of $700,000 borrowed from the Sponsor for operating costs under the Note.

Administrative Services Fee

The Company entered into an agreement whereby, commencing on July 20, 2021, the Company will pay the Sponsor $10,000 per month for office space, administrative and support services. For the year ended December 31, 2023 the Company incurred $120,000 in fees for these services. As of December 31, 2023 and 2022 a total of $120,000 and $170,000, respectively of administrative support services were included in the Due to affiliates balance in the accompanying balance sheets.

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

On April 2, 2023, the Company entered into an amendment to advisory agreement with Sett & Lucas Limited (S&L). Pursuant to such agreement, Company will pay S&L a success fee upon successful completion of the Business Combination, $1.0 million in cash and 300,000 shares of the merged entity. As of December 31, 2023, S&L has been providing services for Buy-side search and due diligence, but the payment is not due unless the transaction is consummated.

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

On January 3, 2022, the Company entered into an agreement with ARC Group for strategic and target identification advisory services, pursuant to which the Company will pay the ARC Group an initial retainer fee of $25,000 (which has been paid by the Company in January 2022), a closing retainer fee at announcement of the Business Combination in the amount of $175,000 and a success fee of $1,000,000 upon completion of Business Combination with introduced target. Limited target identification services have been performed by the ARC Group in connection with the agreement, the compensation for which has been covered by the initial retainer fee of $25,000. No amounts are owed under the agreement with the ARC Group as of December 31, 2023.

On April 28, 2022, the Company entered into an agreement with J.V.B. Financial Group, LLC (“JVB”) for financial advisor and placement agent services in connection with the Business Combination. Pursuant to this agreement, the Company agreed to pay JVB (i) a transaction fee in an amount equal to $1,500,000 in connection with a successful Business Combination transaction and (ii) a transaction fee in connection with JVBs’ services as a non-exclusive placement agent in connection with a private placement of securities to fund the Business Combination transaction equal to 4% of the gross proceeds raised from investors and received by the Company. The Company also agreed to reimburse JVB upon consummation of the Business Combination or upon termination of this agreement for out-of-pocket expenses up to a maximum amount of $100,000. No services have been performed and no amounts are owed under the agreement with JVB as of December 31, 2023.

Note 7 — Shareholders’ Deficit

Ordinary shares

Class A Redeemable Ordinary  shares — The Company is authorized to issue 200,000,000 Class A Redeemable Ordinary shares with a par value of $0.0001 per share. At December 31, 2023 and December 31, 2022, there were no (excluding 2,425,969 and 20,000,000 shares subject to possible redemption at December 31, 2023 and 2022 respectively) Class A Redeemable Ordinary shares issued and outstanding.

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

Class B Ordinary shares — The Company is authorized to issue 20,000,000 Class B Ordinary shares with a par value of $0.0001 per share. Holders of Class B Ordinary shares are entitled to one vote for each share. As of December 31, 2023 and 2022, there were 5,000,000 Class B Ordinary shares issued and outstanding after giving effect to the forfeiture of 750,000 Class B Ordinary shares.

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

Preferred Shares — The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2023 and 2022, there were no preferred share issued or outstanding.

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

As of December 31, 2023 and 2022, there were 10,000,000 Public Warrants and 8,000,000 Private Warrants outstanding.

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

At December 31, 2023 and 2022, assets held in the Trust Account were comprised of $27,516,260 and $205,927,087 invested in U.S. Treasury Securities mutual funds.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2023 and 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

December 31, 2023		Quoted Prices in	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities	1	$27,516,260	—	—
Liabilities:
Warrant Liability - Public Warrants	1	300,000	—	—
Warrant Liability - Private Warrants	3	—	—	240,000

December 31, 2022		Quoted Prices in	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities	1	$205,927,087	—	—
Liabilities:
Warrant Liability - Public Warrants	1	300,000	—	—
Warrant Liability - Private Warrants	3	—	—	240,000

Warrants

The Company has determined that warrants issued in connection with its initial public offering in July 2021 are subject to treatment as a liability. The estimated fair value of the warrant liability is determined using Level 1 and Level 3 inputs. At December 31, 2022, the Public Warrants had adequate trading volume to provide a reliable indication of value. The Public Warrants were valued at $0.03 at December 31, 2023 and December 31, 2022 respectively.

The Company utilized a modified Black Scholes model to value the Private Warrants at December 31, 2023 and 2022. The estimated fair value of the warrant liability is determined using Level 3 inputs. Inherent in the model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of each reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 fair value measurement to a Level 1 fair value measurement as of September 7, 2021, when the Public Warrants began trading separately. No transfers have taken place for the year ended December 31, 2023.

The following table provides quantitative information regarding Level 3 fair value measurements at December 31, 2023 and 2022.

	December 31, 2023	December 31, 2022
Share Price	$11.20	$10.27
Exercise Price	$11.50	$11.50
Redemption Trigger Price	$18.00	$18.00
Term (years)	5.06	5.05
Probability of Acquisition	2.00%	4.00%
Volatility	0.00%	0.00%
Risk Free Rate	3.77%	3.91%
Dividend Yield	0.00%	0.00%

The following table presents the changes in the fair value of warrant liabilities:

	Public Warrants	Private Warrants	Total
	(Level 1)	(Level 3)	Warrants
Fair value as of December 31, 2022	$300,000	$240,000	$540,000
Change in fair value	-	-	-
Fair value as of December 31, 2023	$300,000	$240,000	$540,000

Note 10 — Subsequent Events

On January 17, 2024, the Company held an extraordinary general meeting of shareholders at which the shareholders of the Company approved (i) a proposal to amend the Company’s amended and restated memorandum and articles of association to permit the Company to further extend the time to consummate a business combination from January 20, 2024 up to 6 times for an additional one (1) month each time up to July 20, 2024 (i.e., for a period of time ending up to 36 months after the consummation of its initial public offering) and (ii) a proposal to amend the amended and restated memorandum and articles of association to remove the net tangible assets requirement. In connection with the extraordinary general meeting, shareholders of 210,813 shares of Class A ordinary shares of the Company exercised their right to redeem their shares for cash at an approximate price of $11.36 per share, for an aggregate payment of approximately $2,395,233, which was withdrawn from the Company’s Trust Account to redeem such shares.

On January 20, 2024, the Company deposited $55,379 into the Trust Account to extend the time which the Company has to complete its initial business combination from January 20, 2024, to February 20, 2024.

On February 20, 2024, the Company deposited $55,379 into the Trust Account to extend the time which the Company has to complete its initial business combination from February 20, 2024, to March 20, 2024.

On March 20, 2024, the Company deposited $55,379 into the Trust Account to extend the time which the Company has to complete its initial business combination from March 20, 2024, to April 20, 2024.

On March 20, 2024, the Company dismissed Marcum LLP as its independent registered public accounting firm, and hired BDO India LLP as its new independent registered public accounting firm which was unanimously approved by the Company’s audit committee and board of directors.

On March 29, 2024, the Company entered into the First Amendment to the Fee Reduction Agreement with Cantor Fitzgerald & Co, pursuant to which the deferred underwriting commissions, previously agreed to by the parties under the Underwriting Agreement dated July 15, 2021, were reduced.

On April 2, 2024, the Company entered into the third amendment to the business combination agreement pursuant to which the parties agreed to waive the minimum cash condition and payment of expenses and amend amalgamation closing conditions and the release of earnout shares.

On April 2, 2024, the Company completed its initial business combination with DigiAsia Bios Pte. Ltd.